Form 10-Q
period 2005-09-30
Arlington Tankers Ltd.
filed 2005-11-14
CIK 1305507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the period from          to
Commission file number: 001-32343
Arlington Tankers Ltd.
(Exact name of Registrant as specified in its charter)

Bermuda	98-0460376
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
First Floor, The Hayward Building
22 Bermudiana Road
Hamilton HM 11, Bermuda
(Address of principal executive offices)
Registrant’s telephone number, including area code: (441) 292-4456
Former name, former address and former fiscal year, if changes since last report: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
  Yes  ☐     No  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
  Yes  ☐     No  ☑
THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF November 7, 2005: Common Stock, par value $0.01 per share: 15,500,000 shares

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations (unaudited) and Comprehensive Income (unaudited) for the three months and nine months ended September 30, 2005 and 2004	4

	Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2005	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2004	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

ITEM 4.	CONTROLS AND PROCEDURES	32

PART II:	OTHER INFORMATION	33

ITEM 1.	LEGAL PROCEEDINGS	33

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	34

SIGNATURES		35
Ex-10.2 Change in Control Agreement (Arthur L. Regan)
Ex-10.3 Change in Control Agreement (Edward Terino)
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO & CFO

Item 1. Financial Statements
     Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S.$” or “$” are to United States dollars.
ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,005	$5,960
Due from charterers, net	706	2,102
Prepaid expenses and other current assets	74	1,346
Fair value of interest rate swap	3,828	1,214

Total current assets	16,613	10,622

NONCURRENT ASSETS:
Vessels, net	272,133	281,441
Deferred financing costs, net	665	787

Total noncurrent assets	272,798	282,228

TOTAL ASSETS	$289,411	$292,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$399	$1,323
Deferred charter revenues	4,242	2,040

Total current liabilities	4,641	3,363
NONCURRENT LIABILITIES:
Long-term debt	135,000	135,000

TOTAL LIABILITIES	139,641	138,363
SHAREHOLDERS’ EQUITY:
Common stock, $0.01 par value per share; authorized 60,000,000 shares at September 30, 2005 and 20,000,000 at December 31, 2004; issued and outstanding 15, 500,000 and 15,500,000 shares at September 30, 2005 and December 31, 2004, respectively	155	155
Preference shares, $0.01 par value per share, authorized 4,000,000, none issued or outstanding at September 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	141,031	148,828
Accumulated other comprehensive income	3,828	1,214
Retained earnings	4,756	4,290

Total shareholders’ equity	149,770	154,487

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$289,411	$292,850

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2005	2004	2005	2004
REVENUES:
Charter revenues	$13,323	$17,078	$41,153	$41,340
Commissions to Stena	—	(176)	—	(422)
Commission to others	—	(284)	—	(796)

TOTAL REVENUES	13,323	16,618	41,153	40,122
OPERATING EXPENSES:
Vessel operating expenses	3,413	5,483	10,128	10,549
Vessel operating expenses, Stena	—	392	—	1,168
Vessel operating expenses, Concordia	—	15	—	213
Depreciation	3,112	2993	9,308	8,164
General and administrative expenses	412	64	1,386	565

TOTAL OPERATING EXPENSES	6,937	8,947	20,822	20,659

OPERATING INCOME	6,386	7,671	20,331	19,463
OTHER EXPENSE:
Interest expense, net	(1,695)	(1,295)	(5,034)	(2,877)
Interest expense, Stena	—	(210)	—	(1,663)
Interest expense, Concordia	—	—	—	(654)
Interest expense, Fram	—	(42)	—	(114)
Interest income	65	13	158	28
Other financial items	—	230	—	(17)

NET OTHER EXPENSE	(1,630)	(1,304)	(4,876)	(5,297)

NET INCOME	$4,756	$6,367	$15,455	$14,166

OTHER COMPREHENSIVE INCOME:
Net unrealized gain on derivative instrument	2,348	—	2,614	—
COMPREHENSIVE INCOME	7,104	6,367	18,069	14,166
Earnings per common share, basic and diluted	$0.31	N/A	$1.00	N/A

Weighted average shares outstanding, basic and diluted	15,500,000	N/A	15,500,000	N/A
     As described in Note 1, the Company completed its initial public offering on November 10, 2004. As a result, the weighted average number of shares outstanding reflects the period November 10, 2004 through December 31, 2004. In addition, the earnings per common share are not presented for the 2004 periods, as the earnings for the period January 1, 2004 through November 9, 2004 accrued to the benefit of the predecessor shareholders.
See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(IN THOUSANDS)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance as of January 1, 2005	$155	$148,828	$4,290	$1,214	$154,487
Comprehensive income:
Net income			15,455		15,455
Unrealized derivative gains on cash flow hedge				2,614	2,614

Comprehensive income					18,069
Cash dividend paid		(7,797)	(14,989)		(22,786)

Balance at September 30, 2005 (unaudited)	$155	$141,031	$4,756	$3,828	$149,770

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$15,455	$14,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,308	8,164
Amortization of debt issuance costs	122	189
CHANGE IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in accounts receivables	1,396	(2,493)
(Increase) decrease in prepaid expenses and accrued income	1,272	(209)
Increase (decrease) in accrued expenses and other current liabilities	(924)	2,079
Increase in deferred charter revenues	2,202	—

Net cash provided by operating activities	28,831	21,896

CASH FLOWS USED BY INVESTING ACTIVITIES:
Capital expenditures on vessels	—	(101,674)
Increase in debt issuance costs		(1,063)

Net cash used by investing activities	—	(102,737)

CASH FLOWS (USED) PROVIDED BY FINANCING ACTIVITIES:
Cash dividend payments	(22,786)	—
Proceeds from long-term debt	—	104,666
Repayment of long-term debt	—	(10,000)
(Decrease) in amounts due from Stena and Concordia	—	(46,182)
(Decrease) in amounts due from Fram	—	(3,976)
Predecessor paid-in capital	—	38,001

Net cash (used) provided by financing activities	(22,786)	82,509

Net increase in cash	6,045	1,668
Cash and cash equivalents, beginning of period	5,960	1,194

Cash and cash equivalents, end of period	$12,005	$2,862

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. GENERAL
     Arlington Tankers Ltd. (the “Company”) was incorporated in September 2004 under the laws of Bermuda for the purpose of acquiring six tanker vessels (the “Vessels”) from subsidiaries of Stena AB (“Stena”), Concordia Maritime AB (“Concordia”) and two companies owned 75% by Stena and 25% by Fram Shipping Co. Ltd (“Fram”). In November 2004, the Company completed its initial public offering by issuing and selling to the public 11,450,000 common shares, par value $0.01 per share, at a price to the public of $20.00 per share, raising gross proceeds of $229 million before deduction of underwriting discounts, commissions and expenses of approximately $17.7 million. Simultaneously, the Company issued a total of 4,050,000 common shares at a price of $20.00 per share to Stena, Concordia and Fram, or total consideration of $81 million, as part of the settlement of the purchase price of the Vessels acquired. On that date the Company also raised $135 million of secured debt (before expenses of approximately $0.8 million) as part of the financing of the Vessels. On acquisition of the Vessels, the excess of the purchase price of $426.5 million over the historical book value of $283.2 million at which the predecessor shareholders carried the Vessels on their books was considered a deemed distribution of $143.3 million to those predecessor shareholders. An aggregate of 1,717,500 of these shares were sold in the initial public offering in connection with the underwriters’ exercise of their over-allotment option. The Company did not receive any proceeds from the sale of shares by the Stena, Concordia, and Fram. Concurrent with the closing of this initial public offering, the Company completed the acquisition of two V-Max VLLC’s from Concordia, two Product tankers from Stena, and two Panamax tankers from companies owned jointly by Stena and Fram.
     As of February 10, 2005, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of the outstanding common shares.
     The Vessels are currently owned by six subsidiaries of the Company (each, a “Vessel Subsidiary”). The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel.
     The following table sets out the details of the Vessel Subsidiaries included in these consolidated financial statements:

				Deadweight Cargo
		Country of		Capacity
Name	Vessel	Incorporation	First Day of Service	(Metric Tones)
Vision Ltd.	Stena Vision	Bermuda	April 24, 2001	314,000
Victory Ltd.	Stena Victory	Bermuda	June 29, 2001	314,000
Companion Ltd.	Stena Companion	Bermuda	January 18, 2004	72,000
Compatriot Ltd.	Stena Compatriot	Bermuda	April 15, 2004	72,000
Concord Ltd.	Stena Concord	Bermuda	February 26, 2004	47,400
Consul Ltd.	Stena Consul	Bermuda	March 26, 2004	47,400
     Effective November 10, 2004, the Company has chartered the Vessels to subsidiaries of Stena and Concordia (the “charterers”) under five-year fixed rate charters, increasing annually by an amount equal to the annual increase in the fees under the Company’s ship management agreements. Under the charters, in addition to the fixed rate basic hire, each Vessel has the possibility of receiving additional hire from the charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. Additional hire is not guaranteed, and correlates to weighted average historical voyage rates for the specified routes. The charters contain three one-year options on the part of the charterers to extend the terms of the charters. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the charters.
     Effective November 10, 2004, the Company has also entered into ship management agreements with Northern Marine Management Ltd., a wholly owned subsidiary of Stena. The ship management agreements provide for the technical management of the Vessels.
     The basic hire rate for each of the Vessels is payable to the Company monthly in advance and will increase annually by an amount equal to the annual increase in the fee payable under the applicable ship management agreement. The basic hire under the charters for each vessel type during each charter year is set forth below. The first charter year commenced on November 10, 2004. Each subsequent charter year will begin on November 11 of the applicable year and end on the subsequent November 10.

Charter Year	V-MAX	Panamax	Product
1	$35,700	$17,400	$15,500
2	$36,075	$17,688	$15,765
3	$36,469	$17,989	$16,043
4	$36,882	$18,306	$16,335
5	$37,316	$18,639	$16,642
Option year 1	$37,772	$18,989	$16,964
Option year 2	$38,251	$19,356	$17,303
Option year 3	$38,753	$19,741	$17,658
     In addition to the basic hire, the charterers may pay the Company quarterly in arrears an additional hire payment. Under the charters, the additional hire, if any, in respect of each Vessel, is payable on the 25th day following the end of each calendar quarter.
     The additional hire, if any, payable in respect of a Vessel, other than the V-MAX tankers as described below, for any calendar quarter is an amount equal to 50% of the Weighted Average Hire, calculated as described below, for the quarter after deduction of the basic hire in effect for that quarter. The Weighted Average Hire is a daily rate equal to the weighted average of the following amounts:
•	a weighted average of the time charter hire per day received by the charterer for any periods during the Calculation Period, determined as described below, that the Vessel is subchartered by the charterer under a time charter, less ship broker commissions paid by the charterer in an amount not to exceed 2.5% of such time charter hire and commercial management fees paid by the charterer in an amount not to exceed 1.25% of such time charter hire; and

•	the time charter equivalent hire for any periods during the Calculation Period that the vessel is not subchartered by the charterer under a time charter.
     The Calculation Period is the twelve month period ending on the last day of each calendar quarter, except that in the case of the first three full calendar quarters following the commencement of the Company’s charters, the Calculation Period is the three, six and nine month periods, respectively, ending on the last day of such calendar quarter and the first calendar quarter also includes the period from the date of the commencement of the Company’s charters to the commencement of the first full calendar quarter.
     In the case of the V-MAX tankers, which are currently sub-chartered by subsidiaries of Concordia to Sun International, the Company receives additional hire equal to the difference between the amount paid by Sun International under its time charters and the basic hire, less ship broker commissions paid by the charterer in an amount not to exceed 2.5% of the charterhire received by the charterer and commercial management fees paid by the charterer in an amount not to exceed 1.25% of the charterhire received by the charterer.
     The daily base operating costs, which are payable by us monthly in advance, for each charter year are set forth below. The first charter year commenced on November 10, 2004 and will end on November 10, 2005. Each subsequent charter year will begin on November 11 of the applicable year and end on the subsequent November 10.

Charter Year	V-MAX	Panamax	Product
1	$7,500	$5,750	$5,300
2	$7,875	$6,038	$5,565
3	$8,269	$6,339	$5,843
4	$8,682	$6,656	$6,135
5	$9,116	$6,989	$6,442
Option Year 1	$9,572	$7,339	$6,764
Option Year 2	$10,051	$7,706	$7,103
Option Year 3	$10,553	$8,091	$7,458
     We have also agreed to pay to Northern Marine an incentive fee for each day a vessel is on hire for over 360 days during any twelve-month period following the date the applicable vessel was delivered to us in amount equal to the Basic Hire for such vessel. If we terminate our ship management agreements with Northern Marine because Northern Marine has failed to perform its obligations under such agreements, Stena has agreed to provide a replacement ship manager to perform the obligations set forth in our ship management agreements on the same terms and for the same fixed amounts payable to Northern Marine.

     Northern Marine provides technical and crewing management and payroll and support sources to the Stena Sphere shipping divisions and approximately 10 other clients, including ChevronTexaco Corporation, Technip Offshore UK and Gulf Marine Management. Northern Marine has offices in Glasgow, Aberdeen, Mumbai, Kiel, Houston, Manila, Rotterdam and Singapore and has over 4,400 seafarers employed on approximately 90 vessels.
2. ACCOUNTING POLICIES
Basis of accounting and presentation
     The unaudited condensed interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 20-F for the year ended December 31, 2004. The resulting operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results for the entire year ended December 31, 2005. The consolidated financial statements include the assets and liabilities of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
     For the nine months ended September 30, 2004, the consolidated financial statements include the predecessor combined carve-out financial statements of Concordia and Stena for the period January 1, 2004 through September 30, 2004.
     For the period from January 1, 2004 through September 30, 2004, the predecessor combined carve-out financial statements presented herein have been carved out of the financial statements of Concordia and Stena. The predecessor combined carve-out financial statements include the assets and liabilities, the results of operations and cash flows related to the Vessels for such periods. The predecessor combined carve-out financial statements are prepared in accordance with accounting principles generally accepted in the United States.
     In the preparation of these predecessor combined carve-out financial statements, administrative expenses and certain indebtedness were not identifiable as relating solely to the Vessels. Administrative expenses consisting primarily of salaries and other employee related costs, office rents, legal and professional fees and other general administrative expenses were allocated based on the total number of Vessels in the respective fleets of Concordia and Stena over the periods presented. In addition, a portion of the debt incurred by Concordia to finance the acquisition and operation by Concordia of its Vessels has been allocated based on the size of the Concordia fleet over the periods presented. Management believes these allocations are reasonable to present the financial position, results of operations, and cash flows of the Company. However, the financial position, results of operations and cash flows of the Company for the periods presented are not indicative of those that would have been achieved had the Company owned and operated the Vessels as an independent company during those periods. In addition, the predecessor combined carve-out financial statements do not purport to be indicative of future financial position, results of operations or cash flows of the Company.
Cash and cash equivalents
     The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. Cash and cash equivalents of $11.6 million as of September 30, 2005 are pledged as described in Note 8 and are held at a single financial institution with a Standard & Poor’s rating of A+. The carrying value of cash and cash equivalents approximates its fair value.
Estimates and concentrations
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from such best estimates.

     The Company operates in the shipping industry which historically has been cyclical with corresponding volatility in profitability and vessel values. Vessel values are strongly influenced by charter rates which in turn are influenced by the level and pattern of global economic growth and the world-wide supply and demand for vessels. The spot market for tankers is highly competitive and charter rates are subject to significant fluctuations. Dependence on the spot market may result in lower utilization. Each of the aforementioned factors are important considerations associated with the Company’s assessment of whether the carrying amount of its owned Vessels are recoverable. The Company seeks to mitigate the effect of such factors by various means such as by obtaining long term charter contracts. There is a concentration of credit risk in that all revenues are due solely from the charterers. See Note 4.
Fair value of financial instruments
     Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair values for all financial instruments, both on- and off-balance-sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of September 30, 2005 and 2004.
Earnings per share
     Earnings per share are based on the weighted average number of common shares outstanding for the period presented. For all periods presented, the Company had no potentially dilutive securities outstanding and therefore basic and diluted earnings per share are the same.
Distributions to shareholders
     The Company intends to pay a quarterly cash distribution denominated in U.S. dollars to the holders of its common shares in amounts substantially equal to the charter hire received from the charterers, less cash expenses and less any cash reserves established by the Company’s board of directors. The Company intends to declare those dividends in January, April, July and October of each year and pay those dividends in the subsequent month. Distributions to shareholders are applied first to retained earnings. When retained earnings are not sufficient, distributions are applied to additional paid-in capital.
3. RECENTLY ISSUED ACCOUNTING STANDARDS
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (SFAS No. 153). SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s financial statements.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, (Revised 2004) — Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS No. 123. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. Under SEC rules, the Company is allowed to implement SFAS No. 123R in the first quarter of its 2006 fiscal year. Since the Company does not currently have any equity compensation plans, it does not believe that the adoption of SFAS No. 123R will have a material effect on its consolidated financial statements.
4. CHARTER REVENUES
     The minimum future revenues to be received by the Company under time charters in effect as of September 30, 2005, is $212 million, which represents the committed time charter income under the time charters in effect between the Company and Stena and Concordia that expire November 2009.

5. DUE FROM CHARTERERS, NET

September 30,	December 31,
2005	2004
(In thousands of $)
$706	$2,102

$706	$2,102

     As of September 30, 2005 due from charterers, net represents amounts due under the additional hire profit share arrangement. These amounts are calculated quarterly in arrears. As of December 31, 2004 the balances represent amounts due under the additional hire profit share arrangement. These amounts are calculated quarterly in arrears.
6. VESSELS, NET

	September 30,	December 31,
	2005	2004
	(In thousands of $)
Vessels
Cost	$310,426	$310,426
Accumulated depreciation	(38,293)	(28,985)

Net book value at end of year	272,133	281,441
Spare parts	—	—

Vessels, net	$272,133	$281,441

     The vessels are pledged as described in Note 8.
     There have been no drydocking costs capitalized through September 30, 2005.
7. DEFERRED DEBT ISSUANCE COST
     Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in interest expense, net. As of September 30, 2005 and December 31, 2004 the balance relates entirely to the Company’s $135 million secured credit facility.
     Deferred debt issuance cost is comprised of the following amounts.

	September 30,	December 31,
	2005	2004
	(In thousands of $)
Debt arrangement fees	$810	$810
Accumulated amortization	(145)	(23)

Deferred debt issuance cost	$665	$787

8. DEBT

	September 30,	December 31,
	2005	2004
	(In thousands of $)
Secured credit facility	$135,000	$135,000
Total debt	$135,000	$135,000

     The long term debt as of September 30, 2005 is secured by first priority mortgages over each of the six Vessels, assignment of earnings and insurances and the Company’s rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly owned subsidiaries and charge over certain of the Company’s bank accounts. The secured credit facility bears interest at LIBOR plus 1.00% per annum. The Company was required to enter into an interest rate swap to manage the interest rate exposure from floating to fixed. The swap fixes the rate at 3.76% per annum plus a margin of 1.00%. Interest and margin are payable quarterly in arrears. Concurrent with the expiration of the swap, the facility matures on November 9, 2009 with full repayment of the $135 million due at that time.
     The carrying value of long term debt approximates the fair value due to the credit facility’s floating rate terms.

9. FINANCIAL INSTRUMENTS
Derivative instruments and hedging activities
     SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of each derivative is recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.
     For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as cash-flow hedges to specific cash flows associated with assets and liabilities on the balance sheet or to specific forecasted transactions.
     The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Any other change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in earnings.
     The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is redesignated as not a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
     In all situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.
     Interest rate swap agreements are contractual agreements between the Company and other parties to exchange the net difference between a fixed and variable interest rate periodically over the life of the contract without the exchange of the underlying principal amount of the agreement. The interest rate swaps were executed as integral elements of the Company’s original financing transactions and risk management policies to achieve specific interest rate management objectives. At the time of obtaining its original financing, the Company entered into pay-fixed, receive-floating interest rate swap agreements to hedge its exposure to future cash flow variability resulting from variable interest rates on the Company’s debt. The Company designates its interest rate hedge arrangements as hedges of the cash flows under the Company’s variable rate secured credit facility. Interest expense on the debt is adjusted to include the payments made or received under such hedge arrangements.
     As of September 30, 2005 and December 31, 2004, the Company had two identical interest rate swaps to change the characteristics of interest payments on its secured credit facility of $135 million from LIBOR to a fixed rate of 3.76% plus a margin of 1%. The fair value of the swaps at September 30, 2005 was $3.8 million. The fair value of the swaps at December 31, 2004 was $1.2 million. Except for these interest rate swaps, the Company had no other outstanding derivative instruments as of September 30, 2005 and December 31, 2004.
     Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. For the nine months ended September 30, 2005 and the year ended December 31, 2004, the Company had $724,000 and $152,000, respectively of reclassifications to increase interest expense. No amounts representing cash flow hedge ineffectiveness, arising from differences between the critical terms of the interest rate swap and the hedged debt obligation when it affects earnings, were recorded as interest expense for the nine months ended September 30, 2005 and the year ended December 31, 2004.

     As of September 30, 2005, approximately $374,000 of deferred gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next 12 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivatives gains to earnings include the repricing of variable-rate debt. There were no cash flow hedges discontinued during the nine months ended September 30, 2005 and the year ended December 31, 2004.
     The Company is exposed to credit loss in the event of non-performance by the counter-parties to its swap contracts. The Company minimizes its credit risk on these transactions by endeavoring to only deal with credit-worthy financial institutions, and therefore the Company views the risk of non-performance by the counter-parties as low.
10. SHARE CAPITAL
     The Company’s authorized share capital as of September 30, 2005 is comprised of 60,000,000 common shares, par value $0.01 per share, and 4,000,000 undesignated preference shares, par value $0.01 per share. On July 22, 2005 at the Company’s Annual General Meeting of Shareholders, shareholders approved an increase in the number of authorized share capital by 40,000,000 common shares, par value $0.01 per share.
     As of September 30, 2005 and December 31, 2004, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no preference shares issued and outstanding.
     For the nine months ended September 30, 2005 cash dividends payments of $7.8 million that were in excess of the retained earnings balance at the dates that the dividends were declared as required by Bermuda law were paid from additional paid-in-capital.
11. COMMITMENTS AND CONTINGENCIES

	September 30,	December 31,
	2005	2004
	(In thousands of $)
Ship mortgages	$135,000	$135,000
     As of September 30, 2005 and December 31, 2004, ship mortgages represent first mortgages on the six Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of November 9, 2009.
     The minimum future Vessel operating expenses to be paid by the Company under the ship management agreements in effect as of September 30, 2005 that expire in November 2009 is $62.8 million.
     The Company has guaranteed the obligations of each of its subsidiaries under the charters and ship management agreements described in Note 1.
     The Company has entered into a registration rights agreement with subsidiaries of Concordia and Stena and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of September 30, 2005 no such expenses had been incurred.
     Effective July 12, 2005, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% eligible compensation deferred by employees. All of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the nine months ended September 30, 2005 the Company’s matching contribution was $19,500.

12. RELATED PARTY TRANSACTIONS
     As described in Note 1, the Company was formed for the purpose of acquiring six Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004 as also described in Note 1. Prior to that date, the Vessels were traded in the spot market. As explained in Note 1, the Company has entered into time charters for the six Vessels with subsidiaries of Stena and Concordia through November 11, 2009. The revenue received from Stena and Concordia for the nine months ended September 30, 2005 under these contracts was $41.2 million.
     The Company has also entered into ship management arrangements with a subsidiary of Stena through November 11, 2009. The amounts charged by a Stena subsidiary under this agreement for the nine months ended September 30, 2005 was $10.1 million.
     Prior to the acquisition of the Vessels by the Company on November 10, 2004, Stena provided commercial management services for the two V-MAX Vessels for SEK50,000 per Vessel per month plus 1.25% of the time charter revenues of each Vessel. Stena also provided insurance services for the two V-MAX Vessels for $20,000 per year per Vessel up until the acquisition by the Company.
     Prior to the acquisition of the Vessels by the Company on November 10, 2004, Concordia charged the Company a fee for various administrative services. This fee was $0.2 million for the period January 1, 2004 though November 9, 2004.
13. SUBSEQUENT EVENTS
     On October 26, 2005, the Company declared a dividend of $7,750,000 or $0.50 per share, and paid that dividend on November 9, 2005 to shareholders of record as of November 7, 2005.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OP OPERATION
Forward Looking Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to us that are based on beliefs of our management as well as assumptions made by us and information currently available to us, in particular in this “Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations”. When used in this document, words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “will,” “may,” “should,” and “expect” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. All statements in this document that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to, such matters as:
•	future operating or financial results;

•	future payments of quarterly dividends and the availability of cash for payment of quarterly dividends;

•	statements about future, pending or recent acquisitions, business strategy, areas of possible expansion, and expected capital spending or operating expenses;

•	statements about tanker market trends, including charter rates and factors affecting vessel supply and demand;

•	expectations about the availability of vessels to purchase, the time which it may take to construct new vessels, or vessels’ useful lives; and

•	our ability to repay our secured credit facility at maturity, to obtain additional financing and to obtain replacement charters for our vessels.
     Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, the factors described below under the heading “Risk Factors” and the factors otherwise referenced in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements included herein. We do not intend, and do not assume any obligation, to update these forward-looking statements.
     You should read this information together with our consolidated financial statements and related notes included in “Item 1. Financial Statements”.
     Arlington Tankers Ltd. (the “Company”) was incorporated in September 2004 under the laws of Bermuda for the purpose of acquiring six tanker vessels (the “Vessels”) from subsidiaries of Stena AB (“Stena”), Concordia Maritime AB (“Concordia”) and two companies owned 75% by Stena and 25% by Fram Shipping Co. Ltd (“Fram”). In November 2004, the Company completed its initial public offering by issuing and selling to the public 11,450,000 common shares, par value $0.01 per share, at a price to the public of $20.00 per share, raising gross proceeds of $229 million before deduction of underwriting discounts, commissions and expenses of approximately $17.7 million. Simultaneously, the Company issued a total of 4,050,000 common shares at a price of $20.00 per share to Stena, Concordia and Fram, or total consideration of $81 million, as part of the settlement of the purchase price of the Vessels acquired. On that date the Company also raised $135 million of secured debt (before expenses of approximately $0.8 million) as part of the financing of the Vessels. On acquisition of the Vessels, the excess of the purchase price of $426.5 million over the historical book value of $283.2 million at which the predecessor shareholders carried the Vessels on their books was considered a deemed distribution of $143.3 million to those predecessor shareholders. An aggregate of 1,717,500 of these shares were sold in the initial public offering in connection with the underwriters’ exercise of their over-allotment option. The Company did not receive any proceeds from the sale of shares by the Stena, Concordia, and Fram. Concurrent with the closing of this initial public offering, the Company completed the acquisition of two V-Max VLLC’s from Concordia, two Product tankers from Stena, and two Panamax tankers from companies owned jointly by Stena and Fram.
     As of February 10, 2005, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of the outstanding common shares.
     The Vessels are currently owned by six subsidiaries of the Company (each, a “Vessel Subsidiary”). The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel.
     The following table sets out the details of the Vessel Subsidiaries included in these consolidated financial statements:

				Deadweight Cargo
		Country of		Capacity
Name	Vessel	Incorporation	First Day of Service	(Metric Tones)
Vision Ltd.	Stena Vision	Bermuda	April 24, 2001	314,000
Victory Ltd.	Stena Victory	Bermuda	June 29, 2001	314,000
Companion Ltd.	Stena Companion	Bermuda	January 18, 2004	72,000
Compatriot Ltd.	Stena Compatriot	Bermuda	April 15, 2004	72,000
Concord Ltd.	Stena Concord	Bermuda	February 26, 2004	47,400
Consul Ltd.	Stena Consul	Bermuda	March 26, 2004	47,400
     Effective November 10, 2004, the Company has chartered the Vessels to subsidiaries of Stena and Concordia (the “charterers”) under five-year fixed rate charters, increasing annually by an amount equal to the annual increase in the fees under the Company’s ship management agreements. Under the charters, in addition to the fixed rate basic hire, each Vessel has the possibility of receiving additional hire from the charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. Additional hire is not guaranteed, and correlates to weighted average historical voyage rates for the specified routes. The charters contain three one-year options on the part of the charterers to extend the terms of the charters. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the charters.
     Effective November 10, 2004, the Company has also entered into ship management agreements with Northern Marine Management Ltd., a wholly owned subsidiary of Stena. The ship management agreements provide for the technical management of the Vessels.
     The basic hire rate for each of the Vessels is payable to the Company monthly in advance and will increase annually by an amount equal to the annual increase in the fee payable under the applicable ship management agreement. The basic hire under the charters for each vessel type during each charter year is set forth below. The first charter year commenced on November 10, 2005. Each subsequent charter year will begin on November 11 of the applicable year and end on the subsequent November 10.

Charter Year	V-MAX	Panamax	Product
1	$35,700	$17,400	$15,500
2	$36,075	$17,688	$15,765
3	$36,469	$17,989	$16,043
4	$36,882	$18,306	$16,335
5	$37,316	$18,639	$16,642
Option year 1	$37,772	$18,989	$16,964
Option year 2	$38,251	$19,356	$17,303
Option year 3	$38,753	$19,741	$17,658
     In addition to the basic hire, the charterers may pay the Company quarterly in arrears an additional hire payment. Under the charters, the additional hire, if any, in respect of each Vessel, is payable on the 25th day following the end of each calendar quarter.
     The additional hire, if any, payable in respect of a Vessel, other than the V-MAX tankers as described below, for any calendar quarter is an amount equal to 50% of the Weighted Average Hire, calculated as described below, for the quarter after deduction of the basic hire in effect for that quarter. The Weighted Average Hire is a daily rate equal to the weighted average of the following amounts:
•	a weighted average of the time charter hire per day received by the charterer for any periods during the Calculation Period, determined as described below, that the Vessel is subchartered by the charterer under a time charter, less ship broker commissions paid by the charterer in an amount not to exceed 2.5% of such time charter hire and commercial management fees paid by the charterer in an amount not to exceed 1.25% of such time charter hire; and

•	the time charter equivalent hire for any periods during the Calculation Period that the vessel is not subchartered by the charterer under a time charter.
     The Calculation Period is the twelve month period ending on the last day of each calendar quarter, except that in the case of the first three full calendar quarters following the commencement of the Company’s charters, the Calculation Period is the three, six and nine month periods, respectively, ending on the last day of such calendar quarter and the first calendar quarter also includes the period from the date of the commencement of the Company’s charters to the commencement of the first full calendar quarter.
     In the case of the V-MAX tankers, which are currently sub-chartered by subsidiaries of Concordia to Sun International, the Company receives additional hire equal to the difference between the amount paid by Sun International under its time charters and the basic hire, less ship broker commissions paid by the charterer in an amount not to exceed 2.5% of the charterhire received by the charterer and commercial management fees paid by the charterer in an amount not to exceed 1.25% of the charterhire received by the charterer.
     The daily base operating costs, which are payable by us monthly in advance, for each charter year are set forth below. The first charter year commenced on November 10, 2004 and will end on November 10, 2005. Each subsequent charter year will begin on November 11 of the applicable year and end on the subsequent November 10.

Charter Year	V-MAX	Panamax	Product
1	$7,500	$5,750	$5,300
2	$7,875	$6,038	$5,565
3	$8,269	$6,339	$5,843
4	$8,682	$6,656	$6,135
5	$9,116	$6,989	$6,442
Option Year 1	$9,572	$7,339	$6,764
Option Year 2	$10,051	$7,706	$7,103
Option Year 3	$10,553	$8,091	$7,458
     We have also agreed to pay to Northern Marine an incentive fee for each day a vessel is on hire for over 360 days during any twelve-month period following the date the applicable vessel was delivered to us in amount equal to the Basic Hire for such vessel. If we terminate our ship management agreements with Northern Marine because Northern Marine has failed to perform its obligations under such agreements, Stena has agreed to provide a replacement ship manager to perform the obligations set forth in our ship management agreements on the same terms and for the same fixed amounts payable to Northern Marine.
     Northern Marine provides technical and crewing management and payroll and support sources to the Stena Sphere shipping divisions and approximately 10 other clients, including ChevronTexaco Corporation, Technip Offshore UK and Gulf Marine

Management. Northern Marine has offices in Glasgow, Aberdeen, Mumbai, Kiel, Houston, Manila, Rotterdam and Singapore and has over 4,400 seafarers employed on approximately 90 vessels.
Dividend Policy
     We intend to pay quarterly cash dividends denominated in U.S. dollars to the holders of our common shares in amounts substantially equal to the charterhire received by us under the charters, less cash expenses and any cash reserves established by our board of directors. We intend to declare those dividends in January, April, July and October of each year and pay those dividends in the subsequent month. Distributions to shareholders are applied first to retained earnings. When retained earnings are not sufficient, distributions are applied to additional paid-in capital.
     Under Bermuda law a company may not declare or pay dividends if there are reasonable grounds for believing either that the company is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the sum of its liabilities and its issued share capital (par value) and share premium accounts (share premium being the amount of consideration paid for the subscription of shares in excess of the par value of those shares).
     The declaration and payment of any dividends must be approved by our board of directors. Under the terms of our credit facility, we may not declare or pay any dividends if we are in default under the credit facility.
     There can be no assurance that we will not have other cash expenses, including extraordinary expenses, which could include the costs of claims and related litigation expenses. There can be no assurance that we will not have additional expenses or liabilities, that the amounts currently anticipated for the items set forth above will not increase, that we will not have to fund any required capital expenditures for our vessels or that our board of directors will not determine to establish cash reserves. Other than the fees under our ship management agreements, none of our fees or expenses are fixed.
     The table below sets forth amounts that would be available to us for the payment of dividends for each of the fiscal years set forth below assuming that:
•	the basic hire is paid on all of our tankers and all of our tankers are on hire for 360 days per fiscal year;

•	no additional hire is paid other than the additional hire based on the current sub-charters with Sun International and the $1.9 million of other additional hire paid to us during the first three quarters of 2005;

•	we have no cash expenses or liabilities other than the ship management agreements, our current directors’ fees, the current salaries and benefits of our Co-Chief Executive Officers, currently anticipated administrative and other expenses and interest under our credit facility;

•	we do not pay any taxes or have to fund any required capital expenditures with respect to our vessels;

•	no cash reserves are established by our board of directors;

•	we remain in compliance with our credit facility which requires, among other things, that the market value of our vessels exceeds 140% of our borrowings under the facility in order to pay dividends;

•	we do not issue any additional common shares or other securities or borrow any additional funds; and

•	the charterers do not exercise any options to extend the terms of the charters.
     The table below includes the $1.9 million of additional hire paid to us for our Panamax tankers and Product tankers during the first three quarters of 2005 because those fiscal quarters were completed prior to the filing of this Quarterly Report on Form 10-Q. Additional hire for our Panamax tankers and Product tankers could be lower than in any of the first three quarters of 2005. The table below does not reflect noncash charges that we will incur, primarily depreciation on our vessels. The timing and amount of dividend payments will be determined by our board of directors and will depend on our cash earnings, financial condition, cash requirements and availability and the provisions of Bermuda law affecting the payment of dividends and other factors. The table below does not take into account any expenses we will incur if the subsidiaries of Concordia Maritime AB (publ), or Concordia, and Stena AB (publ), or Stena, and the two companies owned by Stena and Fram Shipping Ltd., or Fram exercise their rights to have us register their shares under the registration rights agreement. For an overview of the registration rights agreement, see “If a significant number of our common shares are sold in the market, the market price of our common shares could significantly decline, even if our business is doing well”, under the heading “Risk Factors” below.

     We cannot assure you that our dividends will in fact be equal to the amounts set forth below. The amount of future dividends set forth in the table below represents only an estimate of future dividends based on our charter contracts, ship management agreements and an estimate of our other expenses and assumes that none of our expenses increase during the periods set forth below. The amount of future dividends, if any, could be affected by various factors, including the loss of a vessel, required capital expenditures, cash reserves established by our board of directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings or future issuances of securities, many of which will be beyond our control. As a result, the amount of dividends actually paid may vary from the amounts currently estimated and such variations may be material. There can be no assurance that any dividends will be paid. See “We cannot assure you that we will pay any dividends” and “Our charters expire in 2009, unless extended at the option of the charterers, and we may not be able to recharter our vessels profitably”, under the heading “Risk Factors” below.
     Based on the assumptions and the other matters in the preceding paragraphs, we estimate that the amount of cash available for dividends for each of the fiscal years set forth below would be as follows.

	Fiscal Year Ending
	December 31,
	2005	2006	2007
	(In millions of $, except
	per share amounts)
Basic Hire	$49.3	$50.2	$50.9
V-MAX additional hire	2.6	2.4	1.1
Other additional hire(1)	1.9	—	—
Vessel operating expenses	(13.6)	(14.3)	(15.0)
Administrative expenses	(2.0)	(1.8)	(1.8)
Cash interest expense	(6.4)	(6.4)	(6.4)

Cash available for dividends	$31.8	$30.1	$28.7

Estimated dividends per share(2)	$2.05	$1.94	$1.85

(1)	For all periods following the third quarter of 2005, additional hire for our Panamax tankers and Product tankers is assumed to be zero for purposes of this estimate.

(2)	Based on 15,500,000 issued and outstanding common shares.
     In January 2005, we declared a dividend of $0.39 per share. That dividend was paid on January 31, 2005 to our shareholders of record on January 27, 2005. In April 2005, we declared a dividend of $0.55 per share. That dividend was paid on May 10, 2005 to our shareholders of record on May 6, 2005. In July 2005, we declared a dividend of $0.53 per share. The dividend was paid on August 9, 2005 to our shareholders of record on August 6, 2005. In October 2005, we declared a dividend of $0.50 per share. The dividend was paid on November 9, 2005 to our shareholders of record on November 7, 2005. The January 2005 dividend was based on our operating results for the 51-day period from the completion of our initial public offering on November 10, 2004 through the end of our fiscal year on December 31, 2004. In that period, we earned additional hire of $2.5 million, including additional hire of $2.1 million on vessels other than the V-MAX tankers. The May 2005 dividend was based on our operating results for the first quarter of the fiscal year ending December 31, 2005. In that period, we earned additional hire of $2.2 million, including additional hire of $1.5 million on vessels other than the V-MAX tankers. The August dividend was based on our operating results for the second quarter of the fiscal year ending December 31, 2005. In the second quarter of 2005, we earned additional hire of 1.1 million, including additional hire of $377,000 on vessels other than the V-MAX tankers. The November 2005 dividend was based on our operating results for the third quarter of the fiscal year ending December 31, 2005. In the third quarter of 2005, we earned additional hire of $706,000, including additional hire of $13,000 on vessels other than the V-MAX tankers.
Results of Operations
     The discussion below compares our results of operations for the nine months ended September 30, 2005 to the nine months ended September 30, 2004. For the period from January 1, 2004 through September 30, 2004, the predecessor combined financial information presented below has been carved out of the financial statements of Concordia and Stena and includes the predecessor vessel interests.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004
Total operating revenues, net
     Total operating revenues, net of commission expenses, were $41.2 million for the nine months ended September 30, 2005 compared to $40.1 million for the nine months ended September 30, 2004. Revenues for the nine months ended September 30, 2005 consisted of $37.3 million in basic hire and $3.9 million in additional hire. During the nine months ended September 30, 2005, the charterers operated our Panamax tankers and Product tankers in the spot market, resulting in payment to us of $1.9 million of additional hire. These four vessels benefited from higher tanker spot rates during the first and second quarter of 2005. However, in the third quarter of 2005, spot rates declined from the first two quarters resulting in less than $20,000 of additional hire revenues related to these vessels in the third quarter. In addition, the two V-MAX tankers that are sub-chartered to Sun International generated $2.0 million of additional hire.
     Revenues during the period from January 1, 2004 through September 30, 2004 reflect revenues that Stena and Concordia earned from the time charter of the vessels. The two V-MAX tankers were operated during all of the nine months ended September 30, 2004. The two Panamax tankers were delivered in January and April, 2004. The two Product tankers were delivered in February and March 2004.
     The vessels were off hire for a combined total of 8 days for the nine months ended September 30, 2005, compared to 6 days off hire for the nine months ended September 30, 2004.
Total vessel operating expenses
     Total vessel operating expenses were $10.1 million for the nine months ended September 30, 2005 compared to $11.9 million for the nine months ended September 30, 2004. Vessel operating expenses for the nine months ended September 30, 2005 were higher than the same period in 2004 reflecting the fixed amounts payable under our ship management agreements in effect since our initial public offering. The decrease in vessel operating expenses for the nine months ended September 30, 2005 reflect our fixed cost vessel management agreements. We expect that vessel operating expenses will be approximately $13.6 million for 2005 based on our fixed cost rate vessel management agreements.
Depreciation
     Depreciation was $9.3 million for the nine months ended September 30, 2005, compared to $8.1 million for the nine months ended September 30, 2004. The year over year increase in depreciation reflects that four new vessels were not in service for the entire nine months of 2004. We estimate that depreciation on our six vessels will be approximately $12.4 million per year.
General and administrative expenses
     General and administrative expenses were $1.4 million for the nine months ended September 30, 2005 compared to $0.6 million for the nine months ended September 30, 2004. The increase in general and administrative expenses reflects our operation since November 10, 2004 as an independent publicly traded company and associated costs, such as accounting, legal, public entity, and executive compensation. Based on our current activities, we estimate that our administrative expenses will be approximately $1.6 million to $2.0 million per year.
Other expenses, net
     Other expenses, net represents interest expense, net of interest income and other financial items. Other expenses, net were $4.9 million for the nine months ended September 30, 2005, compared to $5.3 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, the other expenses, net, includes $5.0 million in interest expense payable under our $135 million secured credit facility, which matures in November 2009. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 4.76% per year. Accordingly, we estimate that interest expense under this facility will be approximately $6.4 million per year. Other expenses, net for the nine months ended September 30, 2005 also include interest income of $158,000. Other expenses, net for the nine months ended September 30, 2004 reflects interest expense of the predecessor companies associated the long term debt of Stena and Concordia that was allocated to the predecessor vessel interests. Because substantially all of our revenues and expenses are now denominated in U.S. dollars, we do not expect foreign exchange fluctuations to have a significant effect on our future results of operations.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004
Total operating revenues
     Total operating revenues net of commission expense were $13.3 million for the three months ended September 30, 2005 and $16.6 million for the three months ended September 30, 2004. During the third quarter of 2004, under the predecessor companies, the charterhire for the six vessels was based on spot market rates. In the third quarter of 2004, spot market rates were generally stronger than the third quarter of 2005. In the third quarter of 2004, charter hire for Stena Victory was based on a market rate calculation, subject to a maximum rate of $44,000 per day and a minimum rate of $36,000 per day. The charterhire for the Stena Vision was fixed at $40,250 per day. For the third quarter of 2005, the daily charter rate for both the Stena Victory and Stena Vision were $35,700 per day.
     The two vessels were off hire for a combined total of zero days for the three months ended September 30, 2005 compared to zero days off hire for the three months ended September 30, 2004.
Total vessel operating expenses
     Total vessel operating expenses decreased over 40% to $3.4 million for the three months ended September 30, 2005 compared to $5.9 million in 2004, when the vessels were operated by the predecessor companies. The decrease is attributable to our entering into fixed vessel operating management agreements with Northern Marine Management.
Depreciation
     Depreciation was $3.1 million for the three months ended September 30, 2005, and $3.0 million for the three month period ending September 30, 2004.
Administrative expenses
     Administrative expenses increased to $412,000 for the three months ended September 30, 2005 compared to $64,000 for the third quarter of 2004, reflecting our operation as an independent company since November 10, 2004.
Other expenses, net
     Total other expenses, net were $1.6 million for the third quarter of 2005, compared to $1.3 million for the third quarter of 2004. The increase from the prior year quarter reflects our operation as an independent publicly-traded company on November 10, 2004 and the associated debt financing of $135 million to purchase the vessels from the predecessor companies. Interest expense, net for the third quarter of 2005 increased by approximately 31% to $1.7 million compared to $1.3 million for the third quarter of 2004.
Liquidity and Capital Resources
     We operate in a capital intensive industry. Our liquidity requirements relate to our operating expenses, including payments under our ship management agreements, quarterly payments of interest and the payment of principal at maturity under our $135 million secured credit facility and maintaining cash reserves to provide for contingencies.
     Our financial statements prior to the November 10, 2004 completion of our initial public offering represent the operations of our vessels by the predecessor vessel subsidiaries prior to our acquisition of the vessels. The acquisition of the vessels by the predecessor vessel subsidiaries and their operations were funded by bank debt provided by Concordia and advances from Stena and Concordia and, in the case of two of the Stena predecessor vessel subsidiaries, a loan from Fram. As a result, our financial statements for the period prior to the completion of our initial public offering are not indicative of the financial position, results of operations or cash flows that we would have achieved had we operated as an independent entity during these periods or of future results.
     In November 2004, we completed our initial public offering by issuing and selling to the public 11,450,000 common shares at a price to the public of $20.00 per share. Simultaneously, we issued a total of 4,050,000 common shares to Stena, Concordia and Fram as a portion of the consideration for the purchase of the vessels. In addition, we entered into a new secured credit facility of $135 million.

     Concurrent with the closing of our initial public offering and draw down of the secured credit facility, we completed the acquisition of our vessels from Concordia, Stena, and companies owned by Stena and Fram. The total purchase price was $426.5 million, with $143.3 million of the proceeds being accounted for as a deemed distribution to Stena and Concordia.
     We had outstanding long term debt of $135 million as of September 30, 2005 and December 31, 2004. This amount reflects outstanding borrowings under our secured credit facility, which matures in November 2009. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 4.76% per year.
     As of September 30, 2005, we had cash and cash equivalents of $12.0 million. Net cash provided by operating activities in 2005 was $28.8 million. The cash balance at September 30, 2005 included approximately $4.2 million related to early payment of October 2005 charter revenues and is reflected in unearned revenues.
     No cash was used in investing activities for the nine months ended September 30, 2005, as we completed the purchase of our vessels in November 2004.
     Net cash used by financing activities through September 30, 2005 was $22.8 million comprised of dividend payments to shareholders.
     We collect our basic hire monthly in advance and pay our ship management fees monthly in advance. We receive additional hire payable quarterly in arrears. We expect charter revenues will be sufficient to cover our ship management fees, interest payments, administrative expenses and other costs.
     We intend to pay quarterly cash dividends denominated in U.S. dollars to the holders of our common shares in amounts substantially equal to the charter hire received by us under our charters, less cash expenses and any cash reserves established by our board of directors. We intend to declare those dividends in January, April, July and October of each year and pay those dividends in the subsequent month. . In April 2005, we declared a dividend of $0.55 per share. That dividend was paid on May 10, 2005 to our shareholders of record on May 6, 2005. In July 2005, we declared a dividend of $0.53 per share. The dividend was paid on August 9, 2005 to our shareholders of record on August 6, 2005. In October 2005, we declared a dividend of $0.50 per share. The dividend was paid on November 9, 2005 to our shareholders of record on November 7, 2005.
     We believe that our cash flow from our charters will be sufficient to fund our interest payments under our secured credit facility and our working capital requirements for the short and medium term. To the extent we intend to pursue vessel acquisitions, we will need to obtain additional capital. Our longer term liquidity requirements include repayment of the principal balance of our secured credit facility in November 2009. We will require new borrowings or issuances of equity or other securities to meet this repayment obligation.
Critical Accounting Policies and Estimates
     Our accounting policies are more fully described in Note 2 to the Notes to Condensed Consolidated Financial Statements included elsewhere in this report. As disclosed in Note 2 to the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic and industry conditions, present and expected conditions in the financial markets, and in some cases, the credit worthiness of counterparties to contracts. We regularly reevaluate these significant factors and make adjustments where facts and circumstances dictate. The following is a discussion of the accounting policies that we apply and that we consider to involve a higher degree of judgment in their application.
BASIS OF ACCOUNTING
     For the period from January 1, 2004 through September 30, 2004, the financial information presented in this report has been carved out of the predecessor combined financial statements of Concordia and Stena and include the predecessor vessel interests.

     Stena and Concordia are affiliates. Stena is wholly owned by members of the Sten A. Olsson family. Members of the Sten A. Olsson family also own, as of December 31, 2004, approximately 52% of the share capital of Concordia which represents approximately 73% of the voting rights of Concordia. Stena and Concordia are under common control. Because, prior to the completion of our initial public offering, we were a jointly owned subsidiary of Stena and Concordia, we were under common control of these entities. Subsequent to the completion of the initial public offering, Stena and Concordia continued to own 24.9% of the common shares.
     Concordia and Stena are shipping companies with activities that include, among others, the ownership and operation of tankers. The predecessor combined carve-out financial position, results of operations and cash flows presented in this report are not indicative of the results we would have achieved had we operated as an independent entity under our current ship chartering and other arrangements for the periods presented or for future periods. As of December 31, 2004, Stena and Concordia owned 9.9% and 4.5%, respectively, of the common shares.
REVENUE RECOGNITION
     Revenues are generated from time charters and the spot market. Charter revenues are earned over the term of the charter as the service is provided. Probable losses on voyages are provided for in full at the time such losses can be estimated.
VESSELS, DEPRECIATION AND IMPAIRMENT
     Our vessels represent our most significant assets and we state them at cost less accumulated depreciation. Depreciation of our vessels is computed using the straight-line method over their estimated useful lives of 25 years. This is a common life expectancy applied in the shipping industry. Significant vessel improvement costs are capitalized as additions to the vessel rather than being expensed as a repair and maintenance activity. Should certain factors or circumstances cause us to revise our estimate of vessel service lives, depreciation expense could be materially lower or higher. If circumstances cause us to change our assumptions in making determinations as to whether vessel improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense.
     We review long lived assets used in our business on an annual basis for impairment, or whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. We assess recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. We estimate fair value based on independent appraisals, sales price negotiations, active markets, if available, and projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value using these methods is subject to numerous uncertainties which require our significant judgment when making assumptions of revenues, operating costs, selling and administrative expenses, interest rates and general economic business conditions, among other factors.
Risk Factors
     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.
COMPANY SPECIFIC RISK FACTORS
We cannot assure you that we will pay any dividends
     We intend to pay dividends on a quarterly basis in amounts determined by our board of directors. We believe our dividends will be substantially equal to the charterhire received by us under the charters, less cash expenses and any cash reserves established by our board of directors. Such expenses consist primarily of fees under our ship management agreements, directors’ fees, salaries and benefits of our President and Chief Executive Officer, and Chief Financial Officer, payment of interest under our credit facility and other administrative and other expenses. There can be no assurance that we will not have other cash expenses, including extraordinary expenses, which could include the costs of claims and related litigation expenses. There can be no assurance that we will not have additional expenses or liabilities, that the amounts currently anticipated for the items set forth above will not increase, that we will not have to fund any required capital expenditures for our vessels or that our board of directors will not determine to establish additional cash reserves or change our dividend policy. Other than the fees under our ship management agreements, none of our fees or expenses is fixed.
     The amount of potential future dividends set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Dividend Policy” represents only an estimate of future dividends based on our charter contracts, ship management agreements, an estimate of our other expenses and the other matters and assumptions set forth therein and assumes that other than our ship management expenses, none of our expenses increase during the periods presented in the table. The amount of future dividends, if any, could be affected by various factors, including the loss of a vessel, required capital expenditures, cash reserves established by our board of directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings or future issuances of securities, many of which are beyond our control. As a result, the amount of dividends actually paid may vary from period to period and such variations may be material.
     Our credit facility also provides that we may not pay dividends if there is a default under the facility or if the market value of our vessels is less than 140% of our borrowings under the facility. The declaration of dividends is subject to our credit facility, compliance with Bermuda law and is subject at all times to the discretion of our board of directors. There can be no assurance that dividends will be paid in the amounts anticipated or at all.
We are highly dependent on the charterers and their guarantors, Stena and Concordia
     All of our vessels are chartered to subsidiaries of Concordia and a subsidiary of Stena, which we refer to collectively as the charterers. The charterers’ payments to us under these charters, which we refer to as the charters, are our sole source of revenue. We are highly dependent on the performance by the charterers of their obligations under the charters and by their guarantors, Stena and Concordia, of their obligations under their respective guarantees. Any failure by the charterers or the guarantors to perform their obligations would materially and adversely affect our business and financial position. Our shareholders do not have any recourse against the charterers or the guarantors.
If we cannot refinance our loans, or in the event of a default under our secured credit facility, we may have to sell our vessels, which may leave no additional funds for distributions to shareholders
     Under the terms of our credit facility, we are only required to make interest payments during its five year term and are required to repay the principal amount outstanding at maturity in November 2009. Borrowings under our secured credit facility are guaranteed by each of our subsidiaries and are secured by mortgages over all of our vessels, assignments of earnings and insurances, pledges over the shares of our subsidiaries and assignments of our interests in the charters and our ship management agreements. Whether or not the charterers renew the charters, our credit facility will mature in November 2009 and we will be obligated to repay or refinance the principal amount of the loan at that time. There is no assurance that we will be able to repay or refinance this amount. In addition, even if the charterers renew the charters for one or more of our vessels, but we are unable to refinance our credit facility on acceptable terms, we may be forced to attempt to sell our vessels. If interest rates are higher than current rates at the time we seek to refinance our credit facility, such higher rates could prevent our ability to complete a refinancing or could adversely impact our future results, including the amount of cash available for future dividends. In such event, we may conclude that such a refinancing is not on acceptable terms. In addition, in the event of a default under our credit facility all of our vessels could be sold to satisfy amounts due to the lenders under our credit facility. Depending on the market value for our vessels at the time, it is possible that after payment of the amounts outstanding under our credit facility there would not be any funds to distribute to our shareholders. In addition, under our bye-laws, any sale of a vessel would require the approval of at least a majority of our shareholders voting at a meeting.
     Because we intend to distribute dividends to our shareholders in an amount substantially equal to our charterhire, less cash expenses and any cash reserves established by our board of directors, we do not believe we will be able to repay our credit facility at the end of five years without selling some or all of our vessels. As a result, we believe we will be required to refinance the borrowing under our credit facility at or prior to its maturity.
Our charters expire in 2009, unless extended at the option of the charterers, and we may not be able to recharter our vessels profitably
     Each of our charters expires in November 2009, approximately five years after the date of delivery of each vessel to us unless extended at the option of the applicable charterer for up to three additional one-year periods. Each of the charterers has the sole discretion to exercise that option. We cannot predict whether the charterers will exercise any of their extension options under one or more of the charters. The charterers will not owe any fiduciary or other duty to us or our shareholders in deciding whether to exercise the extension option, and the charterers’ decision may be contrary to our interests or those of our shareholders.
     We cannot predict at this time any of the factors that the charterers will consider in deciding whether to exercise any of their extension options under the charters. It is likely, however, that the charterers would consider a variety of factors, which may include the age and specifications of the particular vessel, whether a vessel is surplus or suitable to the charterers’ requirements and whether competitive charterhire rates are available to the charterers in the open market at that time.
     If the charterers decide not to extend our current charters, we may not be able to re-charter our vessels with terms similar to the terms of our charters. We may also employ the vessels on the spot charter market, which is subject to greater rate fluctuation than the time charter market.
     Under our ship management agreements, Northern Marine Management Ltd., a wholly owned subsidiary of Stena, which we refer to as Northern Marine, is responsible for all of the technical and operational management of our vessels for a fixed management fee, increasing 5% annually. Northern Marine has also agreed to indemnify us against specified off hire and reduced hire for our vessels that exceeds five days per year. However, this indemnity only extends to the amount payable to us as basic hire and would not extend to any amounts that would otherwise be payable to us as additional hire if the vessels were not off hire. Our ship management agreements with Northern Marine may be terminated by either party if the relevant charter is terminated or expires. If our ship management agreements with Northern Marine were to terminate, we may not be able to obtain similar fixed rate terms or indemnification for off hire and reduced hire periods from another ship manager.
     If we receive lower charter rates under replacement charters, are unable to recharter all of our vessels or we incur greater expenses under replacement management agreements, the amounts available, if any, to pay distributions to our shareholders may be significantly reduced or eliminated.
     Under our charters, there is no obligation to pay additional hire during any period when the obligation to pay basic hire is suspended under the charter if due to technical reasons the vessel is off hire, unless the vessel is off hire as a result of a class condition or recommendation determined by the vessel’s classification society during the inspection of the vessel undertaken by us in connection with the purchase of the vessel and such condition or recommendation cannot be remedied or complied with during a regularly scheduled drydocking without increasing the duration of such drydocking.
Because we are a recently formed company, our historical financial and operating data may not be representative of our future results
     We are a recently incorporated company. The vessels that we purchased from Concordia were delivered to Concordia in 2001 and the vessels that we purchased from Stena were delivered to Stena in the first four months of 2004. Our financial statements for the period prior to the completion of our initial public offering on November 10, 2004 are historical predecessor combined carve-out financial statements that have been prepared on a carve-out basis to reflect the historical business activities of Stena and Concordia relating to our vessels. These predecessor financial statements do not reflect the results we would have obtained under our current fixed rate long term charters, ship management agreements and our financing arrangements and in any event are not a meaningful representation of our future results of operations.
Agreements between us, Stena, Concordia and their other affiliates may be less favorable than agreements that we could obtain from unaffiliated third parties
     The charters, the ship management agreements and the other contractual agreements we have with Stena, Concordia and their affiliates were made in the context of an affiliated relationship and were negotiated in the overall context of the initial public offering of our shares, the purchase of our vessels and other related transactions. Stena and Concordia are affiliates. Stena is wholly owned by members of the Sten A. Olsson family. Members of the Sten A. Olsson family also own, as of December 31, 2004, approximately 52% of the share capital of Concordia which represents approximately 73% of the voting rights in Concordia. Because we were, prior to our initial public offering, a jointly owned subsidiary of Stena and Concordia, the negotiation of the charters, the ship management agreements and our other contractual arrangements may have resulted in prices and other terms that are less favorable to us than terms we might have obtained in arm’s-length negotiations with unaffiliated third parties for similar services.

Stena and Concordia’s other business activities may create conflicts of interest
     Under the charters, we are entitled to receive variable additional hire whether the vessel is subchartered by the applicable charterer under a time charter or on the spot market. Additional hire in the case of trading in the spot market is calculated with reference to average spot market rates on designated routes which are the routes traditionally served by our vessel types. Additional hire in the case of time charters is calculated with reference to the amount received by the charterer, net of specified expenses. Although the formula for calculating additional hire was designed to reduce potential conflicts of interest, because Stena and Concordia also own or manage other vessels in addition to our fleet which are not included in the additional hire calculation, conflicts of interest may arise between us and Stena and Concordia in the allocation of chartering opportunities that could reduce our additional hire.
Concordia and Stena are able to influence the Company, including the outcome of shareholder votes
     Concordia and Stena directly and indirectly owned an aggregate of approximately 14.4% of our outstanding common shares as of February 10, 2005. As a result of their share ownership and for so long as either Concordia or Stena directly or indirectly owns a significant percentage of our outstanding common shares, Concordia and Stena are able to influence the Company, including the outcome of any shareholder vote, such as the election of directors.
We are leveraged and subject to restrictions in our financing agreements that impose constraints on our operating and financing flexibility
     We have a secured credit facility under which we have borrowed approximately $135 million to finance a portion of the cash purchase price for our vessels. We are required to apply a substantial portion of our cash flow from operations to the payment of interest on borrowings under the facility. Our credit facility, which is secured by, among other things, mortgages on our vessels, pledges of our time charters and the shares of our vessel owning subsidiaries and assignments of earnings and insurances, requires that we comply with various operating covenants and maintain certain financial ratios including that the market value of our vessels exceeds 125% of the total facility amount outstanding and that the market value of our vessels exceeds 140% of our borrowings in order for us to pay dividends. The facility also requires that Northern Marine remain as technical manager for our vessels.
     We have a floating rate of interest under our secured credit facility. However, we have entered into an interest rate swap agreement that effectively fixes the interest rate at approximately 4.76% per year through maturity of the facility in November 2009. By utilizing this interest rate swap, we potentially forego benefits that might result from declines in interest rates.
We are a holding company, and we depend on the ability of our subsidiaries to distribute funds to us in order to satisfy our financial and other obligations
     We are a holding company, and have no significant assets other than the equity interests in our subsidiaries. Our subsidiaries own all of our vessels, and payments under our charters are made to our subsidiaries. As a result, our ability to pay dividends depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of a subsidiary to make these distributions could be affected by a claim or other action by a third party, including a creditor, or by Bermuda law which regulates the payment of dividends by companies. If we are unable to obtain funds from our subsidiaries, we will not be able to pay dividends unless we obtain funds from other sources. We cannot assure you that we will be able to obtain funds from other sources.
U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. holders
     A foreign corporation will be treated as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation’s assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.
     Based on our method of operation, we do not believe that we were a PFIC for our most recent taxable year or that we will become a PFIC with respect to any future taxable year. In this regard, we treat the gross income we derive or are deemed to derive from our time chartering activities as services income, rather than rental income. Accordingly, we believe that our income from our time chartering activities does not constitute “passive income,” and the assets that we own and operate in connection with the production of that income do not constitute passive assets.
     There is, however, no direct legal authority under the PFIC rules addressing our method of operation. Accordingly, no assurance can be given that the U.S. Internal Revenue Service, or IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, no assurance can be given that we would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of our operations.
     If the IRS were to find that we are or have been a PFIC for any taxable year, our U.S. shareholders would face adverse U.S. tax consequences. Under the PFIC rules, unless those shareholders make an election available under the Internal Revenue Code of 1986, as amended, such shareholders would be liable to pay U.S. federal income tax at the then prevailing income tax rates on ordinary income plus interest upon excess distributions and upon any gain from the disposition of our common shares, as if the excess distribution or gain had been recognized ratably over the shareholder’s holding period of our common shares. See “Item 10. Additional Information — Taxation — Tax Consequences to Holders — United States Federal Income Tax Consequences to Holders” for a more comprehensive discussion of the U.S. federal income tax consequences to U.S. shareholders if we are treated as a PFIC.
Our operating income could fail to qualify for an exemption from U.S. federal income taxation, which will reduce our cash flow
     Unless exempt from U.S. federal income taxation, a foreign corporation is subject to U.S. federal income taxation at a rate of 4% on 50% of its shipping income that is attributable to transportation that begins or ends in the United States. Shipping income will be exempt from U.S. federal income taxation if, with respect to each specified category of shipping income, including time chartering income: (1) the foreign corporation generating the income is organized in a foreign country that grants an “equivalent exemption” to U.S. corporations and (2) either (A) our common shares are “primarily and regularly traded on an established securities market,” as determined under complex applicable U.S. Treasury regulations, in that same foreign country, in the United States or in another country that grants an “equivalent exemption” to U.S. corporations or (B) more than 50% of the value of our shares is treated as owned, directly or indirectly, for at least half of the number of days in the taxable year by one or more “qualified shareholders,” as defined under applicable U.S. Treasury regulations. See our Annual Report on Form 20-F under the heading “Item 10. Additional Information — Taxation — Taxation of the Company” for a more comprehensive discussion of these rules and the U.S. federal income tax consequences to us if our time chartering income fails to qualify for the exemption from U.S. federal income taxation.
     Bermuda, our country of organization, is a foreign country that grants an “equivalent exemption” to U.S. corporations with respect to time chartering income. In addition, our common shares are currently “primarily and regularly traded” on the New York Stock Exchange, which is an established securities market in the United States. Therefore, we believe that our time chartering income qualifies for the exemption from U.S. federal income taxation. Our qualification for the exemption, however, is based upon certain complex factual determinations that are not completely within our control and, therefore, there can be no assurance that we will qualify for the exemption either now or in the future. If we were not to qualify for the exemption, our cash available for distributions to shareholders would be correspondingly reduced.
U.S. investors who own our common shares may have more difficulty in protecting their interests than U.S. investors who own shares of a Delaware corporation
     The Companies Act 1981 of Bermuda, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. Set forth below is a summary of certain significant provisions of the Companies Act which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.
     Interested Directors. Bermuda law and our bye-laws provide that a transaction entered into by us in which a director has an interest will not be voidable by us and such director will not be liable to us for any profit realized pursuant to such transaction as a result of such interest, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which that director has an interest following a declaration of the interest pursuant to the Companies Act, provided that the director is not disqualified from doing so by the chairman of the meeting. Under Delaware law such transaction would not be voidable if:

•	the material facts as to such interested director’s relationship or interests were disclosed or were known to the board of directors and the board had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•	such material facts were disclosed or were known to the stockholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction was fair as to the corporation as of the time it was authorized, approved or ratified.
     Under Delaware law, the interested director could be held liable for a transaction in which the director derived an improper personal benefit.
     Shareholders’ Suits. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, Bermuda courts ordinarily would be expected to follow English case law precedent which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where an act is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of the company’s memorandum of association or bye-laws. Consideration would also be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action.
     Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.
     Indemnification of Directors. We may indemnify our directors or officers or any person appointed to any committee by the board acting in their capacity as such against all actions, costs, charges, losses, damages and expenses incurred or sustained by such person by reason of any act done, concurred in or omitted in or about in the conduct of our business, or in the discharge of his or her duties, provided that such indemnification shall not extend to any matter in which any of such persons has committed fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not be opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful.
Bermuda law and our bye-laws permit our board of directors to establish preference shares having terms which could reduce or eliminate dividends payable to our common shareholders
     Bermuda law and our bye-laws permit our board of directors to issue preference shares with dividend rates, relative voting rights, conversion or exchange rights, redemption rights, liquidation rights and other relative participation, optional or other special rights, qualifications, limitations or restrictions as may be determined by resolution of the board without shareholder approval. Such preference shares could have terms that provide for the payment of dividends prior to the payment of dividends in respect of the common shares. As a result, the issuance of these preference shares could reduce or eliminate dividends payable to common shareholders.
Our bye-laws restrict shareholders from bringing certain legal action against our officers and directors
     Our bye-laws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act or failure to act involves fraud or dishonesty.

We have anti-takeover provisions in our bye-laws that may discourage a change of control
     Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions provide for:
•	a classified board of directors with staggered three-year terms, elected without cumulative voting;

•	directors only to be removed for cause and only with the affirmative vote of holders of at least 80% of the common shares issued and outstanding;

•	advance notice for nominations of directors by shareholders and for shareholders to include matters to be considered at annual meetings;

•	our board of directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval; and

•	a requirement that amalgamations, sales of assets and certain other transactions with persons owning 15% or more of our voting securities, which we refer to as interested shareholders, be approved by holders of at least 66% of our issued and outstanding voting shares not owned by the interested shareholder, subject to certain exceptions.
     These provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.
INDUSTRY SPECIFIC RISK FACTORS
The highly cyclical nature of the tanker industry may lead to volatile changes in charter rates and vessel values which may adversely affect our earnings
     If the tanker industry, which has been highly cyclical, is depressed in the future when our charters expire or at a time when we may want to sell a vessel, our earnings and available cash flow may decrease. Our ability to recharter our vessels on the expiration or termination of the charters and the charter rates that we may receive under any renewal or replacement charters will depend upon, among other things, economic conditions in the tanker market at that time.
     Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products. For example, charter rates and vessel values were at a high level during the second half of 2004, and the first quarter of 2005. Charter rates declined from that high level during the second and third quarter of 2005, and have subsequently further declined. There can be no assurance that charter rates and vessel values will not decline from current levels.
     Our vessels are operated under time charters with the charterers. We receive a fixed minimum daily base charter rate and may receive additional hire under the charters. Additional hire, if any, is paid quarterly in arrears. The amount of additional hire is subject to variation depending on the charterhire received by the charterers under time charters, spot charters and on general tanker market conditions. The amount of additional hire that we may earn is based on a formula for assumed voyage routes and expenses that we agreed to with the charterers. The payment of additional hire, if any, has no correlation to our potential future time charter equivalent earnings. If a vessel is off-hire, that vessel is not eligible to earn additional hire during the off-hire period. We cannot assure you that we will receive additional hire for any quarter other than in the case of the charters for the V-MAX tankers which are currently sub- chartered to Sun International until June 2007 and September 2007.
Factors beyond our control may adversely affect the value of our vessels
     The factors affecting the supply and demand for tanker vessels are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable and may adversely affect the value of our vessels. The factors that influence the demand for tanker capacity include:
•	demand for oil and oil products, which affect the need for tanker capacity;

•	global and regional economic and political conditions which among other things, could impact the supply of oil as well as trading patterns and the demand for various types of vessels;

•	changes in the production of crude oil, particularly by OPEC and other key producers, which impact the need for tanker capacity;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

•	environmental concerns and regulations;

•	weather; and

•	competition from alternative sources of energy.
     The factors that influence the supply of tanker capacity include:
•	the number of newbuilding deliveries;

•	the scrapping rate of older vessels; and

•	the number of vessels that are out of service.
An over supply of new vessels may adversely affect charter rates and vessel values
     If the number of new ships delivered exceeds the number of tankers being scrapped and lost, tanker capacity will increase. In addition, the total newbuilding order book for vessels with capacity of 20,000 dwt or more scheduled to enter the fleet through 2008 currently equals 27% of the existing fleet and we cannot assure you that the order book will not increase further in proportion to the existing fleet. If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, charter rates could materially decline and the value of our vessels could be adversely affected.
Terrorist attacks and international hostilities can affect the tanker industry, which could adversely affect our business
     Additional attacks like those of September 11, 2001 or longer-lasting war or international hostilities, including those currently underway in Iraq and the Middle East, could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect our ability to recharter our vessels on the expiration or termination of the charters and the charter rates payable under any renewal or replacement charters. We conduct our operations outside the United States, and our business, financial condition and results of operations may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war or international hostilities.
The value of our vessels may fluctuate and adversely affect our liquidity and may result in breaches under our credit facility
     Tanker values have generally experienced high volatility. Investors can expect the fair market value of our tankers to fluctuate, depending on general economic and market conditions affecting the tanker industry and competition from other shipping companies, types and sizes of vessels and other modes of transportation. In addition, although our Panamax and Product tankers were built in 2004 and our V-MAX tankers were built in 2001, as vessels grow older, they generally decline in value. These factors will affect the value of our vessels at the termination of their charters or earlier at the time of any sale, which during the term of the charters will require the consent of the charterer and the lenders under our credit facility. Our credit facility requires that in the event of the sale or loss of a vessel the facility must be repaid so that the amount outstanding does not exceed 60% of the value of our remaining vessels. Declining tanker values could adversely affect our ability to refinance our credit facility at its maturity in November 2009 and thereby adversely impact our business and operations and liquidity. Due to the cyclical nature of the tanker market, if for any reason we sell tankers at a time when tanker prices have fallen, the sale may be at less than the tanker’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings.
We operate in the highly competitive international tanker market which could affect our position if the charterers do not renew our charters
     The operation of tanker vessels and transportation of crude oil and petroleum products are extremely competitive. Competition arises primarily from other tanker owners, including major oil companies, as well as independent tanker companies, some of which have substantially larger fleets and substantially greater resources than we do. Competition for the transportation of oil and oil products can be intense and depends on price, location, size, age, condition and the acceptability of the tanker and its operators to the charterers. During the term of our charters with the charterers we are not exposed to the risk associated with this competition. However, if the charterers do not renew the charters in 2009, we will have to compete with other tanker owners, including major oil companies and independent tanker companies for charterers. Due in part to the fragmented tanker market, competitors with greater resources could enter and operate larger fleets through acquisitions or consolidations and may be able to offer better prices and fleets than us, which could result in our achieving lower revenues from our vessels.
Compliance with environmental laws or regulations may adversely affect our business
     The shipping industry is affected by numerous regulations in the form of international conventions, national, state and local laws and national and international regulations in force in the jurisdictions in which such tankers operate, as well as in the country or countries in which such tankers are registered. These regulations include the U.S. Oil Pollution Act of 1990, or OPA, the International Convention on Civil Liability for Oil Pollution Damage of 1969, International Convention for the Prevention of Pollution from Ships, the IMO International Convention for the Safety of Life at Sea of 1974, or SOLAS, the International Convention on Load Lines of 1966 and the U.S. Marine Transportation Security Act of 2002. In addition, vessel classification societies also impose significant safety and other requirements on our vessels. We believe our tankers, four of which were built in 2004 and two of which were built in 2001, are maintained in compliance with present regulatory and class requirements relevant to areas in which they operate, and are operated in compliance with applicable safety and environmental laws and regulations. However, regulation of tankers, particularly in the areas of safety and environmental impact may change in the future and require significant capital expenditures be incurred on our vessels to keep them in compliance. Although the charterers will be responsible for all capital expenditures required due to changes in law, classification society or regulatory requirements in an amount less than $100,000 per year per vessel, all other required capital expenditures during the charter period will be split between us and the applicable charterer based on the remaining charter period and the remaining depreciation period of the vessel, which is calculated as 25 years from the year the vessel was built.
The shipping industry has inherent operational risks, which may not be adequately covered by insurance
     Our tankers and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather, mechanical failures, human error, war, terrorism, piracy and other circumstances or events. In addition, transporting crude oil across a wide variety of international jurisdictions creates a risk of business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts, the potential for changes in tax rates or policies, and the potential for government expropriation of our vessels. Any of these events may result in loss of revenues, increased costs and decreased cash flows to the charterer, which could impair its ability to make payments to us under our charters.

     In the event of a casualty to a vessel or other catastrophic event, we will rely on our insurance to pay the insured value of the vessel or the damages incurred. Under our ship management agreements, Northern Marine is responsible for obtaining insurance for our fleet against those risks that we believe the shipping industry commonly insures against. These insurances include marine hull and machinery insurance, protection and indemnity insurance, which includes pollution risks and crew insurances and war risk insurance. Northern Marine has also obtained off hire insurance in respect of each of our vessels. Currently, the amount of coverage for liability for pollution, spillage and leakage available to us on commercially reasonable terms through protection and indemnity associations and providers of excess coverage is $1 billion per vessel per occurrence. We cannot assure you that we will be adequately insured against all risks. Under the ship management agreements, Northern Marine performs all technical management, including crewing and providing insurance for a fixed management fee. However, we may not be able to obtain adequate insurance coverage at reasonable rates for our fleet in the future in the event our existing charters are not renewed at the expiration of their terms. Additionally, our insurers may refuse to pay particular claims. Any significant loss or liability for which we are not insured could have a material adverse effect on our financial condition. In addition, the loss of a vessel would adversely affect our cash flows and results of operations.
Maritime claimants could arrest our tankers, which could interrupt the charterers’ or our cash flow
     Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt the charterers’ or our cash flow and require us to pay a significant amount of money to have the arrest lifted. In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. Claimants could try to assert “sister ship” liability against one vessel in our fleet for claims relating to another vessel in our fleet.
Governments could requisition our vessels during a period of war or emergency without adequate compensation
     The government of the United Kingdom, the country under which our Bermuda flagged vessels would fall, could requisition or seize our vessels. Under requisition for title, a government takes control of a vessel and becomes its owner. Under requisition for hire, a government takes control of a vessel and effectively becomes its charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency. Although we would be entitled to compensation in the event of a requisition, the amount and timing of payment would be uncertain.
Rising or high oil prices may affect demand for oil, and subsequently demand for oil tankers may fall.
     Crude oil and oil products are commodities that experience price volatility. Prices for these commodities are set in an open market. We are an independent transporter of cargoes of crude oil and oil products and have no control over the price of the cargoes that we carry. We depend on circumstances where there are suitable cargoes available for our vessels to transport. In a rising or high oil price environment, demand for crude oil and oil products may be reduced, which could reduce demand for our tanker vessels. Such a reduction in demand for our tanker vessels could adversely affect our results of operations, possibly materially.
RISKS RELATED TO OUR COMMON SHARES
If a significant number of our common shares are sold in the market, the market price of our common shares could significantly decline, even if our business is doing well
     The market price of our common shares could decline due to sales of a large number of shares in the market including sales of shares by our large shareholders, or the perception that these sales could occur. These sales or the perception that these sales could occur could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate.
     Concordia and Stena directly and indirectly owned an aggregate of approximately 14.4% of our outstanding common shares as of February 10, 2005. These shares, together with our common shares owned by Fram, became eligible on November 10, 2005 for sale into the public market pursuant to Rule 144 under the Securities Act of 1933. Any sale under Rule 144 would be subject to certain volume and manner of sales limitations provided by the rule. We have also entered into registration rights agreements with these shareholders that entitle them to have all or a portion of our ordinary shares held by them to be registered for sale in the public market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk arising from changes in interest rates, primarily resulting from the floating rate of our borrowings. We use interest rate swaps to manage such interest rate risk. We have not entered into any financial instruments for speculative or trading purposes.
     The borrowings under our $135 million secured credit facility bear interest at a floating rate of LIBOR (reset quarterly) plus a margin of 1%. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 4.76% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured credit facility. The fair value of the interest rate swap agreement as of September 30, 2005 was $3.8 million. The fair value of the interest rate swap agreement as of December 31, 2004 was $1.2 million.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The nature of our business, i.e., the acquisition, chartering and ownership of our vessels, exposes us to the risk of lawsuits for damages or penalties relating to, among other things, personal injury, property casualty and environmental contamination. Under rules related to maritime proceedings, certain claimants may be entitled to attach charterhire payable to us in certain circumstances. There are no actions or claims pending against us as of the date of this Quarterly Report on Form 10-Q.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)      Arlington Tankers Ltd.’s annual general meeting of shareholders was held on July 22, 2005.
(b)      At the annual general meeting Stephen O. Jaeger was elected as a Class III director, and E. Grant Gibbons and Michael K. Drayton continues as a Class II and Class I director, respectively.
(c)       Proposal I:     Election of Stephen O. Jaeger as a Class III Director
The appointment of Stephen O. Jaeger as a Class III Director was approved for a three (3) year term, expiring at the 2008 Annual General Meeting.

FOR	AGAINST	ABSTAIN	TOTAL
13,627,751	0	34,658	13,662,409
Proposal II:     Appointment of KPMG as Independent Auditor
Based on the recommendation of the Audit Committee, KPMG LLP was appointed to serve as the independent auditor of the Company for the fiscal year ending December 31, 2005.

FOR	AGAINST	ABSTAIN	TOTAL
13,604,264	31,645	26,500	13,662,409
Proposal III:     Increase of Authorised Share Capital
The authorised capital of the Company was increased from $252,000 to $652,000 by the creation of an additional 40,000,000 common shares of par value US$0.01 each.

FOR	AGAINST	ABSTAIN	TOTAL
13,279,727	330,804	51,878	13,662,409
Proposal IV:      Reduction of Share Premium for Bermuda
The Share Premium Account of the Company was reduced with effect from July 22, 2005 from $309,845,000.00 to US$0.00 by the transfer of US$309,845,000.00 from the Share Premium Account of the Company to the Contributed Surplus Account of the Company.

FOR	AGAINST	ABSTAIN	TOTAL
13,546,183	48,886	67,340	13,662,409

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit
Number	Description of Exhibit(1)
10.1	Letter Agreement, dated July 1, 2005, between the Company and Tara L. Railton (2)

10.2	Change In Control Agreement, dated as of October 24, 2005, between the Company and Arthur L. Regan.

10.3	Change In Control Agreement, dated as of October 24, 2005, between the Company and Edward Terino.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Unless otherwise noted, each exhibit is filed herewith.

(2)	Incorporated by reference to Arlington Tankers Ltd. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARLINGTON TANKERS LTD.

By:	/s/ Edward Terino

Name: Edward Terino
Title: Co-Chief Executive Officer and Chief Financial Officer
Date: November 14, 2005

Exhibit
Number	Description of Exhibit(1)
10.1	Letter Agreement, dated July 1, 2005, between the Company and Tara L. Railton (2)

10.2	Change In Control Agreement, dated as of October 24, 2005, between the Company and Arthur L. Regan.

10.3	Change In Control Agreement, dated as of October 24, 2005, between the Company and Edward Terino.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Unless otherwise noted, each exhibit is filed herewith.

(2)	Incorporated by reference to Arlington Tankers Ltd. Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005.