Form 10-K
period 2005-12-31
Arlington Tankers Ltd.
filed 2006-03-13
CIK 1305507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-32343
Arlington Tankers Ltd.
(Exact name of Registrant as specified in its charter)
Bermuda
(Jurisdiction of incorporation or organization)
First Floor, The Hayward Building
22 Bermudiana Road
Hamilton HM 11, Bermuda
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(441) 292-4456
Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act.
None
(Title of Class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of June 30, 2005, was approximately $233,250,139.82 based on the closing price of $21.79 per share for the registrant’s common shares as reported on the New York Stock Exchange on that date.
      As of February 28, 2006, the registrant had 15,500,000 common shares issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Specified portions of the registrant’s proxy statement for the registrant’s 2006 Annual General Meeting of Shareholders to be held on May 10, 2006, which are expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2005, are incorporated by reference into Part III of this report.

In this Annual Report on Form 10-K, references to “we,” “our,” “us” and the “company” refer to Arlington Tankers Ltd. and, as the context requires, our subsidiaries.

PART I
Cautionary Statement Regarding Forward Looking Statements
      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and information relating to us that are based on beliefs of our management as well as assumptions made by us and information currently available to us, in particular under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this document, words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “will,” “may,” “should,” and “expect” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. All statements in this document that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to, such matters as:

•	future operating or financial results;

•	future payments of quarterly dividends and the availability of cash for payment of quarterly dividends;

•	statements about future, pending or recent acquisitions, business strategy, areas of possible expansion, and expected capital spending or operating expenses;

•	statements about tanker market trends, including charter rates and factors affecting vessel supply and demand;

•	expectations about the availability of vessels to purchase, the time which it may take to construct new vessels, or vessels’ useful lives; and

•	our ability to repay our secured term loan at maturity, to obtain additional financing and to obtain replacement charters for our vessels.
      Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, the factors described in “Item 1A. Risk Factors” and the factors otherwise referenced in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements included herein. We do not intend, and do not assume any obligation, to update these forward-looking statements.

ITEM 1.	BUSINESS
Overview
      We were incorporated on September 21, 2004 under the laws of Bermuda as a jointly owned subsidiary of Stena AB (publ), or Stena, and Concordia Maritime AB (publ), or Concordia, a Swedish company and an affiliate of Stena. Stena is one of the largest privately held companies in Sweden, with over 6,700 employees. Concordia has been involved in the shipping business for over 20 years. Stena and Concodia continue to be shareholders of the Company.
      Our fleet consists of eight tankers. On November 10, 2004, we acquired our original fleet of six tankers consisting of two V-MAX tankers, two Panamax tankers and two Product tankers. On January 5, 2006 we acquired two additional Product tankers. We have eight wholly owned subsidiaries, each of which owns one of the tankers in our fleet. We purchased the two V-MAX tankers from subsidiaries of Concordia, the four Product tankers from subsidiaries of Stena and the two Panamax tankers from two companies owned 75% by Stena and 25% by Fram Shipping Ltd., which we refer to as Fram.
      We have chartered our two V-MAX tankers to two wholly owned subsidiaries of Concordia, which have currently sub-chartered those tankers to Sun International. We acquired the two V-MAX tankers subject to existing sub-charters with Sun International Limited Bermuda, an indirect wholly owned subsidiary of Sunoco, Inc. which we refer to as Sun International. One of these sub-charters expires in June 2007 and the other expires in September 2007. We have chartered our two Panamax tankers and four Product tankers to Stena Bulk AB, a wholly owned subsidiary of Stena. We refer to our charters for our vessels as the Charters. We refer to these two Concordia subsidiaries and Stena Bulk AB collectively as the Charterers. Our purchase of the V-MAX tankers from subsidiaries of Concordia and our chartering of these vessels back to these Concordia subsidiaries do not affect the existing fixed rate sub-charters with Sun International.
      The Charters have fixed terms with between three and five years remaining. There are also charter period options exercisable by the Charterers. The Charters provide for a fixed base charter rate and, in some cases, the potential to earn Additional Hire as explained below under the caption Additional Hire. Each of our wholly owned subsidiaries has also entered into a fixed rate ship management agreement with Northern Marine Management Ltd., a wholly owned subsidiary of Stena which we refer to as Northern Marine, to provide for the operation and maintenance of each of our vessels.
      We believe that our fleet is one of the youngest in the world, with an average age as of January 31, 2006 of approximately 2.2 years compared to the world average of 11.6 years for all tankers according to Clarkson Research Studies Ltd. The two V-MAX tankers, which came into service in 2001 are approximately four years old, and the Panamax and Product tankers, which came into service during 2004 and 2005, are each less than two years old. All of our tankers have double hulls and are of very high quality.
Strategy
      Our strategy is designed to generate stable and generally predictable cash flow through long-term fixed rate charters, which reduces our exposure to volatility in the market for seaborne oil and oil product transportation. We intend to pay dividends in accordance with our dividend policy, which is described below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividend Policy”. The following are the key elements of our strategy:

•	Acquire high quality tankers. Our two V-MAX tankers were built in 2001 and our six other tankers were completed during 2004 and 2005. All of our tankers have double hulls and have been designed to provide more efficient transportation of oil and oil products compared to other standard ship designs. We will consider acquiring additional tankers in the future. Any such acquisition will require additional financing and the consent of our lenders under our credit facility.

•	Time charter our tankers to experienced charterers. We time charter our tankers to subsidiaries of Stena and Concordia. Stena and Concordia have agreed to guarantee their respective subsidiaries’ obligations under the Charters. Stena operates a fleet of oil tankers. Stena’s current customers for its fleet of owned and chartered-in tankers include major oil companies such as ChevronTexaco Corporation, the Royal Dutch/ Shell Group of Companies, ConocoPhillips and BP p.l.c. The two V-MAX tankers in our fleet were owned by Concordia and have been chartered to Sun International since their delivery.

•	Charter our tankers under long term fixed rate charters. Our existing Charters are designed to generate stable and generally predictable cash flow and reduce our exposure to the volatility in tanker spot rates. In some of our charters we have preserved an opportunity to earn Additional Hire during favorable market conditions. The charterhire payable to us under our Charters will increase annually by an amount equal to the annual increase in the fees payable by us under the ship management agreements.

•	Arrange for ship management contracts with an experienced ship manager. We have entered into ship management contracts with Northern Marine for each of our vessels. Under these agreements, Northern Marine has assumed all responsibilities for the technical management of the vessels, including crewing, maintenance, repair, drydocking and insurance for a fixed daily fee per vessel which increases 5% annually. In addition, Northern Marine has agreed to indemnify us for our loss of Basic Hire in the event, for circumstances specified under the Charters, the vessel is off hire or receiving reduced hire for more than five days during any twelve-month period, net of amounts received from off hire insurance. These arrangements are designed to provide stable and generally predictable operating costs for our fleet.

Competitive Strengths
      We believe that our fleet, together with our contractual arrangements with the Charterers and Northern Marine, give us a number of competitive strengths, including:

•	one of the youngest fleets of tankers in the world;

•	diversified exposure to three segments of the tanker market;

•	two unique V-MAX tankers;

•	vessels managed by Northern Marine, which we believe is one of the industry’s most qualified vessel managers;

•	fixed rate time charters intended to provide stable and generally predictable cash flow, reducing our exposure to volatility in tanker spot rates, and in six of our charters, profit sharing agreements, providing the opportunity to earn additional revenue; and

•	fixed operating costs under our ship management agreements.
Our Fleet
      We acquired our original six tankers from Stena, Concordia and Fram concurrently with the completion of our initial public offering on November 10, 2004. We acquired Stena Concept and Stena Contest from Stena on January 5, 2006. The following chart summarizes certain information about our fleet.

Vessel Type	Year Built	Dwt	Flag	Date Acquired

V-MAX
Stena Victory	2001	314,000	Bermuda	November 10, 2004
Stena Vision	2001	314,000	Bermuda	November 10, 2004
Panamax
Stena Companion	2004	72,000	Bermuda	November 10, 2004
Stena Compatriot	2004	72,000	Bermuda	November 10, 2004
Product
Stena Concord	2004	47,400	Bermuda	November 10, 2004
Stena Consul	2004	47,400	Bermuda	November 10, 2004
Stena Concept	2005	47,400	Bermuda	January 5, 2006
Stena Contest	2005	47,400	Bermuda	January 5, 2006
      All of our tankers have double hulls and are of very high quality. These tankers are fitted with long-term planned maintenance software programs so that all routine machinery adjustments are done effectively and with minimal disruption in service.
      Our V-MAX tankers were designed by Stena and Concordia to provide more efficient transportation and increased safety over standard VLCCs. The body of our V-MAX tankers is wider than a conventional VLCC. This enables the vessels to carry more cargo at a shallower draft, which lowers transportation costs. Our V-MAX tankers also have two rudders and propellers which improve vessel maneuverability and port access. These tankers have been designed for a structural fatigue life of 40 years. Our V-MAX tankers typically load crude oil in West Africa and discharge in Philadelphia, which is a port that cannot be accessed by conventional VLCCs.
      Our Panamax tankers have fully epoxy coated tanks and a tank design that permit the vessels to change from transporting dirty to clean petroleum products faster than a standard vessel of this class. Our Panamax tankers also have integrated bridge systems, unique in vessels of this class, that provide increased efficiency, safety, visibility, communication and maneuvering capabilities to the bridge team navigating the vessel. Our Panamax tankers typically trade in the North, South and Central Americas primarily carrying crude oil but also dirty products.
      Our Product tankers have one of the most efficient designs for vessels in this class with 10 completely independent multiple-grade cargo segregations providing increased flexibility over the six segregations standard in Product tankers. Compared to standard vessels in this class, our Product tankers also have more powerful engines that provide flexibility to respond to weather conditions and market demands and a tank design that permits quicker discharge and reduced tank preparation time to load the next cargo. Our Product tankers currently trade primarily in the Caribbean and the Transatlantic and primarily carry clean products such as gasoline, diesel and jetfuel.
Charter Arrangements
      The following summary of the material terms of the Charters does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the Charters. Because the following is only a summary, it does not contain all information that you may find useful. For more complete information, you should read the entire Time Charter Party for each vessel filed as an exhibit to this Annual Report on Form 10-K.

General
      Our wholly owned subsidiaries have time chartered our vessels to the Charterers. Upon completion of our initial public offering in November 2004, each of our original six vessels was chartered for a fixed term expiring in November 2009, followed by three one-year options exercisable at the option of the Charterers. In January 2006, in connection with our acquisition of two additional Product tankers from Stena, the fixed term for one of our Product tankers (Stena Consul) and one of our Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by the Charterer and the fixed term for one of our Product tankers (Stena Concord) and one of our Panamax tankers (Stena Companion) was reduced to November 2008, followed by three one-year options exercisable by the Charterer. The terms of the Charters for our V-MAX tankers were not amended.
      The fixed charter period for the two Product tankers that we acquired in January 2006 expires in January 2009. At the end of the initial three-year period, both we and the Charterer have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months. Furthermore, if the Charterer exercises the 30-month option, there will be two additional one-year options, exercisable by the Charterer.
      We have agreed to guarantee the obligations of each of our subsidiaries under the Charters.
      The Charterers are Stena Bulk AB, a wholly owned subsidiary of Stena, and CM V-MAX I Limited and CM V-MAX II Limited, each a wholly owned subsidiary of Concordia.
      Under the Charters, we are required to keep the vessels seaworthy, and to crew and maintain them. Northern Marine performs those duties for us under the ship management agreements described below. If a structural change or new equipment is required due to changes in law, classification society or regulatory requirements, the Charterers will be required to pay for such changes if the cost is less than $100,000 per year per vessel. Otherwise the cost of any such improvement or change will be shared between us and the Charterer of the vessel based on the remaining charter period and the remaining depreciation period of the vessel (calculated as 25 years from the year built). The Charterers are not obligated to pay us charterhire for off hire days of fewer than five days per vessel per year, which include days a vessel is unable to be in service due to, among other things, repairs or drydockings. Each Charter also provides that the Basic Hire will be reduced if the vessel does not achieve the performance specifications set forth in the Charter. However, under the ship management agreements described below, Northern Marine will reimburse us for any loss of or reduction in Basic Hire, in excess of five days during any twelve-month period following the date the vessels are delivered to us, net of any proceeds we receive from our off-hire insurance.

      The terms of the Charters do not provide the Charterers with an option to terminate the Charter before the end of its term. However, the Charters may terminate in the event of the total loss or constructive total loss of a vessel. In addition, each Charter provides that we may not sell the related vessel without the Charterer’s consent, which consent may be withheld at the Charterer’s sole discretion.
      The two V-MAX tankers that we have chartered to subsidiaries of Concordia are currently chartered to Sun International, an indirect wholly owned subsidiary of Sunoco. Our purchase of the V-MAX tankers from the subsidiaries of Concordia and our chartering of these vessels back to these Concordia subsidiaries did not affect the existing fixed rate charters with Sun International. Sunoco does not guarantee Sun International’s obligations under the charters. If Sun International defaults under these charters, the subsidiaries of Concordia will continue to be obligated under the terms of the Charters with us. Concordia has agreed to guarantee the performance of its subsidiaries under the Charters, including payment of charterhire.
      Upon expiration of the Sun International charters, which are scheduled to expire 30 days before or after June 2007 for one charter and 30 days before or after September 2007 for the other, if Sun International does not extend a charter with Concordia at a time charter rate at least equal to the Basic Hire under our charters with Concordia, we will have the option to terminate that charter with Concordia on 60 days prior notice until one year following the expiration of the Sun International charters, unless Concordia has (a) entered into new time charters for each of the vessels at a time charter rate at least equal to the Basic Hire under our charters with Concordia for the remainder of the charter period with a company (or its subsidiary) having a credit rating of “BBB” or higher from Standard & Poor’s Rating Services or “Baa2” or higher from Moody’s Investors Service, Inc. or (b) provided cash collateral initially in an amount equal to $7.5 million per charter, decreasing quarterly thereafter pro rata, as security for its payment obligations under the Charter. If we terminate a charter with Concordia as described above, Stena has agreed to cause Stena Bulk to charter from us the V-MAX tanker previously subject to that charter at a time charter rate equal to the Basic Hire under that charter for the remainder of the charter period, and otherwise on the terms and conditions of that charter and to guarantee the obligations of Stena Bulk under the new charter with us.
      The vessels that we have time chartered to Stena Bulk are not currently subject to any time charters. Stena has agreed to guarantee the performance of Stena Bulk under the Charters, including payment of charterhire.

Basic Hire
      The daily base charter rate for each of our vessels, which we refer to as Basic Hire, is payable to us monthly in advance and will increase annually by an amount equal to the annual increase in the fee payable under the applicable ship management agreement.
      The following table sets forth the daily Basic Hire for our initial six vessels.

	Stena Vision,	Stena	Stena	Stena	Stena
	Stena Victory	Compatriot	Companion	Consul	Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)

Nov. 11, 2005 - Nov. 10, 2006	$36,075	$17,688	$17,688	$15,765	$15,765
Nov. 11, 2006 - Nov. 10, 2007	36,469	17,989	17,989	16,043	16,043
Nov. 11, 2007 - Nov. 10, 2008	36,882	18,306	18,306	16,335	16,335
Nov. 11, 2008 - Nov. 10, 2009(1)	37,316	18,639	18,639	16,642	16,642
Nov. 11, 2009 - Nov. 10, 2010(2)	37,772	18,989	18,989	16,964	16,964
Nov. 11, 2010 - Nov. 10, 2011(3)	38,251	19,356	19,356	17,303	17,303
Nov. 11, 2011 - Nov. 10, 2012	38,753	19,741	—	17,658	—
Nov. 11, 2012 - Nov. 10, 2013	—	20,145	—	18,031	—

(1)	This period is the first for which the Charterer has the option to extend the Charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the Charters for the V-MAX Tankers, Stena Vision and Stena Victory. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the Charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
      The following table sets forth the daily Basic Hire for the vessels we acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)

January 5, 2006 - January 4, 2007	$19,765
January 5, 2007 - January 4, 2008	20,043
January 5, 2008 - January 4, 2009	20,335
January 5, 2009 - January 4, 2010(1)	17,942
January 5, 2010 - January 4, 2011	18,264
January 5, 2011 - July 4, 2011	18,603
July 5, 2011 - July 4, 2012(2)	21,158
July 5, 2012 - July 4, 2013	21,531

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either we or the Charterers may extend the Charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the Charter for this 30-monthly period, we would be eligible to earn Additional Hire in addition to Basic Hire.

(2)	This period is the first for which the Charterer has the option to extend the Charters if either one of the Charter exercises the option described in Footnote 1 above.
      The related ship management agreement provides that Northern Marine will reimburse us for any reduced hire or off-hire if the total of the reduced hire and off-hire days as specified in the ship management agreement exceeds five days during each twelve-month period following the date the vessels are delivered to us to ensure that we receive a total of 360 days of Basic Hire for each vessel during that period. However, there is no obligation on the part of Northern Marine to compensate us for lost Additional Hire as a result of any off-hire periods.

Additional Hire
      In addition to the Basic Hire, the Charterers of our vessels other than Stena Concept and Stena Contest have agreed to pay us quarterly in arrears an additional payment, which we refer to as the Additional Hire. We would be eligible to earn Additional Hire for Stena Concept or Stena Contest if the Charterer extends the Charters for either such vessel for the initial 30-month option period for such vessels. We would not be eligible to earn Additional Hire for such vessels if the Charterer exercises the subsequent one-year options. Under the Charters, the Additional Hire, if any, in respect of each of our vessels, is payable on the 25th day following the end of each calendar quarter.
      The Additional Hire, if any, payable in respect of a vessel, other than the V-MAX tankers as described below, for any calendar quarter will be an amount equal to 50% of the Weighted Average Hire for the quarter after deduction of the Basic Hire in effect for that quarter. The Weighted Average Hire is defined as a daily rate equal to the weighted average of the following amounts:

•	a weighted average of the time charter hire per day received by the Charterer for any periods during the Calculation Period that the vessel is subchartered by the Charterer under a time charter, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of such time charter hire and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of such time charter hire; and

•	the Time Charter Equivalent Hire, calculated as described below, for any periods during the Calculation Period that the vessel is not subchartered by the Charterer under a time charter.
      For each Calculation Period, these amounts will be weighted based on the number of days the vessel was subchartered by the Charterer under a time charter during the Calculation Period and the number of days the vessel was not subchartered by the Charterer under a time charter during the Calculation Period. There is no obligation to pay Additional Hire during any period when the obligation to pay Basic Hire is suspended under the Charter if due to technical reasons the vessel is off hire unless the vessel is off hire as a result of a class condition or recommendation determined by the vessel’s classification society discovered by us prior to delivery or during the inspection undertaken by us in connection with the purchase of the vessel and such condition or recommendation cannot be remedied or complied with during a regularly scheduled drydocking without increasing the duration of such drydocking.
      The Calculation Period is the twelve month period ending on the last day of each calendar quarter. If the Weighted Average Hire calculated for any calendar quarter (or portion thereof), is equal to or less than the Basic Hire for the same period, the Additional Hire for that quarter will be zero. However, if at the end of any calendar quarter, the deduction of the Basic Hire from the Weighted Average Hire would result in a negative amount in respect of any vessel, a Charterer will have the right to use 50% of that negative amount to reduce any Additional Hire payable by that Charterer for the same quarter in respect of any of our other vessels chartered by that Charterer.
      In the case of the current sub-charters with Sun International, we will receive Additional Hire equal to the difference between the amount paid by Sun International under its time charters and the Basic Hire, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of the charterhire received by the Charterer and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of the charterhire received by the Charterer. We immediately began earning Additional Hire under the V-MAX tanker charters because these vessels are currently sub-chartered to Sun International by subsidiaries of Concordia for an amount per day in excess of the Basic Hire payable to us in respect of these vessels.
      We earned Additional Hire of $5.6 million in 2005, consisting of $2.7 million in Additional Hire for our V-MAX tankers and $2.9 million for our other vessels.
      The Time Charter Equivalent Hire referred to above is a weighted average of day rates calculated using the parameters set forth below, which we call the Daily Value. The Daily Value is calculated using average spot rates expressed in Worldscale Points determined by a shipbrokers panel for the routes specified below which are the routes on which our vessel types generally trade. We refer to these rates as the Average Spot Rates and we refer to these routes as the Notional Routes. Daily Value is determined as follows:

•	multiplying the Average Spot Rate expressed in Worldscale Points by the applicable Worldscale flat rate and multiplying that product by the cargo size for each vessel type to calculate freight income;

•	subtracting voyage costs consisting of brokerage commissions of 2.5% and commercial management fees of 1.25%, bunker costs and port charges to calculate voyage income; and

•	dividing voyage income by voyage duration, including time in port, to calculate the Daily Value.
      The Time Charter Equivalent Hire is then determined as a weighted average of the Daily Values calculated for each of the Notional Routes for each of our vessel types. In the case of the V-MAX tankers an amount equal to 10% of such weighted average is added to the Time Charter Equivalent Hire to adjust for the additional cargo capacity of V-MAX tankers as compared to a standard VLCC.
      The shipbrokers panel, which we call the Brokers Panel, is the Association of Shipbrokers and Agents Tanker Broker Panel. We can change the panel of brokers to a new panel mutually acceptable to us and the Charterer. On the last day of each calendar quarter and on the expiration date of the Charter, we and the Charterer will instruct the Brokers Panel to determine for each Notional Route the Average Spot Rate over any periods during the Calculation Period that a vessel is not subchartered by the Charterer under a time charter. If Worldscale ceases to be published, the Brokers Panel will use its best judgment in determining the nearest alternative method of assessing the market rates on the specified voyages.

      We instruct the Brokers Panel to deliver their determination of the Average Spot Rates no later than the fifth business day following the instruction to make such determination. The costs of the Brokers Panel are shared equally between us and the Charterer. For each Calculation Period, the Charterer will calculate the amount of Time Charter Equivalent Hire and the amount of Additional Hire payable, if any, and deliver such calculation to us no later than the fifth business day following the date on which the Charterer receives the determination of Average Spot Rates from the Brokers Panel. These determinations of the Brokers Panel are binding on us and the Charterer.
      The Notional Routes and the weighting to be applied to each route in calculating the Time Charter Equivalent Hire is as follows:

Product tankers:	Rotterdam to New York with 37,000 tons clean (40% weight) Curacao to New York with 38,000 tons clean (60% weight)

Panamax tankers:	Curacao to New York with 50,000 tons dirty (50% weight) Augusta to Houston with 50,000 tons dirty (50% weight)

V-MAX tankers:	West-Africa to LOOP with 260,000 tons of crude (50% weight) Middle East Gulf to LOOP with 265,000 tons of crude (50% weight)
      Additional terms used in the calculation of Time Charter Equivalent Hire are as follows:

•	Calculation of freight income. The freight income for each Notional Route is calculated by multiplying the Average Spot Rate for such route, as supplied by the Brokers Panel, by the Worldscale flat rate for such route as set forth in the New Worldwide Tanker Nominal Freight Scale issued by the Worldscale Association and current for the relevant period and then multiplying such product by the cargo size for such route.

•	Calculation of voyage income. The voyage income for each Notional Route is calculated by deducting from the freight income for such route ship broker commissions equal to 2.5% of the freight income, commercial management fees equal to 1.25% of the freight income, the port charges and bunker costs (equal to the bunkers used multiplied by the bunkers prices) specified below for each vessel. Bunkers used are determined based on speed, distance and consumption of bunkers at sea and in port.

•	Calculation of voyage duration. The voyage duration for each Notional Route is calculated using the distance, speed and time in port specified below for each vessel.

•	Data used in calculations. The following data is used by the Charterer in the above calculations:

• Bunkers in port.

For Product tankers: 40 tons per voyage all-inclusive loading and discharging ports.

For Panamax tankers: 65 tons per port call all-inclusive loading and discharging ports.

For V-MAX tankers: loading 12 tons per day; idling 3 tons per day; discharging 145 tons per day.

• Bunker prices.

For Product tankers and Panamax tankers: the mean of the average prices during the quarter for Marine Fuel Oil grade IFO 380 CST prevailing at Houston, New York and Curacao as published by Platts Bunkerwire, or similar publication, plus barge delivery charges in amount equal to the average barge delivery charges in the applicable port over the prior twelve-month period.

For V-MAX tankers: the mean of the average prices during the quarter for Marine Fuel Oil grade IFO 380 CST prevailing at Curacao and Fujairah as published by Platts Bunkerwire, or similar publication, plus barge delivery charges in amount equal to the average barge delivery charges in the applicable port over the prior twelve-month period.

• Port charges.

The port charges for loading and discharging ports on each Notional Route are equal to the published tariffs and exchange rates in effect on the last calendar day of the quarter and include all vessel costs for port calls.

• Time in port.

For Product tankers and Panamax tankers: 5.5 days, which are split 2 days loading, 2 days discharging and the balance of the time idling.

For V-MAX tankers: 7.5 days, which are split 3 days loading, 3 days discharging and the balance of the time idling.

• Distance.

The distance for each Notional Route is determined according to the “World-Wide Marine Distance Tables” published by Veson Nautical Distance Tables.

• Speed and consumption at sea.

For Product tankers: 14 knots at 36 tons per day in laden condition and 14 knots at 35 tons per day in ballast condition less a steaming allowance of 7.5 percent applied to the speeds to allow for weather and navigation.

For Panamax tankers: 14 knots at 41.5 tons per day in laden condition and 14 knots at 39.5 tons per day in ballast condition less a steaming allowance of 7.5 percent applied to the speeds to allow for weather and navigation. Fuel consumption for cargo heating to be actual figures of fuel consumed but not to exceed 8 tons per day.

For V-MAX tankers: 16.9 knots at 127 tons per day in laden condition and 17.7 knots at 127 tons per day in ballast condition less a steaming allowance of 7.5 percent applied to the speeds to allow for weather and navigation.
      The Notional Routes are intended to represent routes on which Product tankers, Panamax tankers and VLCCs are typically used. If during the term of the Charter, in the Charterer’s reasonable opinion, these routes cease to be used by Product tankers, Panamax tankers or VLCCs, or the assumptions regarding bunkering ports for purposes of determining bunker prices cease to be applicable, the Charterer may, with our consent, which we may not unreasonably withhold, instruct the Brokers Panel to substitute alternative notional routes and bunkering ports that most closely match the routes and bunkering ports typically used by Product tankers, Panamax tankers or VLCCs and to apply appropriate weights to such routes.
      If in the Charterer’s reasonable opinion it becomes impractical or dangerous, due to war, hostilities, warlike operations, civil war, civil commotion, revolution or terrorism for Product tankers, Panamax tankers and VLCCs to operate on the Notional Routes, the Charterer may request our agreement, which we may not unreasonably refuse, for the Daily Value to be determined during the period of such danger or restriction of trading using Average Spot Rates determined by the Brokers Panel for alternative notional routes proposed by the Charterer that reasonably reflect realistic alternative round voyage trade for Product tankers, Panamax tankers and VLCCs during the period of such danger or restriction of trading. In such event, the Time Charter Equivalent Hire will be calculated using the Daily Value for such alternative routes and applying such weights as determined by the Charterer.
Ship Management Agreements
      The following summary of the material terms of the ship management agreements does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the ship management agreements. Because the following is only a summary, it does not contain all information that you may find useful. For more complete information, you should read the entire Ship Management Agreement for each vessel filed as an exhibit to this Annual Report on Form 10-K.
      Our vessel owning subsidiaries have entered into fixed rate ship management agreements with Northern Marine. Under the ship management agreements, Northern Marine is responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses. Northern Marine has outsourced some of these services to third-party providers. We have agreed to guarantee the obligations of each of our subsidiaries under the ship management agreements.
      Under the ship management agreements, Northern Marine has agreed to return our vessels in-class and in the same good order and condition as when delivered, except for ordinary wear and tear.
      Northern Marine is also obligated under the ship management agreements to maintain insurance for each of our vessels, including marine hull and machinery insurance, protection and indemnity insurance (including pollution risks and crew insurances), war risk insurance and off-hire insurance. Under the ship management agreements, we pay Northern Marine a fixed fee per day per vessel for all of the above services, which increases 5% per year, for so long as the relevant Charter is in place. Under the ship management agreements, Northern Marine has agreed to indemnify us for the loss of the Basic Hire for each of our vessels in the event, for circumstances specified under the Charters, the vessel is off hire or receiving reduced hire for more than five days during any twelve-month period, net of amounts received by us from off-hire insurance. Stena has agreed to guarantee this indemnification by Northern Marine. Both we and Northern Marine have the right to terminate any of the ship management agreements if the relevant Charter has been terminated.
      The following table sets forth the daily base operating costs for our initial six vessels.

	Stena Vision,	Stena	Stena		Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)

Nov. 11, 2005 - Nov. 10, 2006	$7,875	$6,038	$6,038	$5,565	$5,565
Nov. 11, 2006 - Nov. 10, 2007	8,269	6,339	6,339	5,843	5,843
Nov. 11, 2007 - Nov. 10, 2008	8,682	6,656	6,656	6,135	6,135
Nov. 11, 2008 - Nov. 10, 2009	9,116	6,989	6,989	6,442	6,442
Nov. 11, 2009 - Nov. 10, 2010(1)	9,572	7,339	7,339	6,764	6,764
Nov. 11, 2010 - Nov. 10, 2011(2)	10,051	7,706	7,706	7,103	7,103
Nov. 11, 2011 - Nov. 10, 2012(3)	10,553	8,091	—	7,458	—
Nov. 11, 2012 - Nov. 10, 2013	—	8,495	—	7,831	—

(1)	This period is the first for which the Charterer has the option to extend the Charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the Charters for the V-MAX Tankers. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the Charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
      The following table sets forth the daily base operating costs for the vessels we acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)

January 5, 2006 - January 4, 2007	$5,565
January 5, 2007 - January 4, 2008	5,843
January 5, 2008 - January 4, 2009	6,135
January 5, 2009 - January 4, 2010(1)	6,442
January 5, 2010 - January 4, 2011	6,767
January 5, 2011 - July 4, 2011	7,103
July 5, 2011 - July 4, 2012(2)	7,458
July 5, 2012 - July 4, 2013	7,831

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either we or the Charters may extend the Charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charter extends the Charter for this 30-monthly period, we would be eligible to earn Additional Hire in addition to Basic Hire.

(2)	This period is the first for which the Charter has the option to extend the Charters if either one of the Charter exercises the option described in Footnote 1 above.
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
      Northern Marine provides technical and crewing management and payroll and support sources to the Stena Sphere shipping divisions. Other clients include ChevronTexaco Corporation, Technip Offshore UK and Gulf Marine Management.
Risk of Loss and Insurance
      Our operations may be affected by a number of risks, including mechanical failure of our vessels, collisions, property loss to the vessels, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, the operation of any ocean-going vessel is subject to the inherent possibility of catastrophic marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade.
      Northern Marine is responsible for arranging for the insurance of our vessels on terms specified in the ship management agreements and our secured term loan facility, which we believe are in line with standard industry practice. In accordance with the ship management agreements, Northern Marine has procured marine hull and machinery and war risks insurance, which includes the risk of actual or constructive total loss, and protection and indemnity insurance with mutual assurance associations. In accordance with the ship management agreements, Northern Marine has also obtained off-hire insurance in respect of each of our vessels. Currently, the amount of coverage for liability for pollution, spillage and leakage available to us on commercially reasonable terms through protection and indemnity associations and providers of excess coverage is $1 billion per vessel per occurrence. Protection and indemnity associations are mutual marine indemnity associations formed by shipowners to provide protection from large financial loss to one member by contribution towards that loss by all members.

      We believe that our current insurance coverage is adequate to protect us against the accident-related risks involved in the conduct of our business and that we currently maintain appropriate levels of environmental damage and pollution insurance coverage, consistent with standard industry practice. However, there is no assurance that all risks are adequately insured against, that any particular claims will be paid or that we will be able to obtain adequate insurance coverage at commercially reasonable rates in the future following termination of the ship management agreements.
Inspection by a Classification Society
      Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry. All of our tankers have been certified as being “in-class” by the American Bureau of Shipping. The American Bureau of Shipping is a recognized member of the International Association of Classification Societies and has been recognized by Bermuda as an authorized classification society. The classification society certifies that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Each vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every two to three years for intermediate surveys and every four to five years for special surveys. Should any defects be found, the classification surveyor will issue a “recommendation” for appropriate repairs which have to be made by the shipowner within the time limit prescribed. Vessels may be required, as part of the annual and intermediate survey process, to be drydocked for inspection of the underwater portions of the vessel and for necessary repair stemming from the inspection. Special surveys always require drydocking.
Tanker Industry Overview

Overview
      The tanker industry provides seaborne transportation for the movement of crude oil and refined petroleum products, which include among others naphtha, gasoline, jet fuel, kerosene, gasoil and residual fuel oil. The tanker business can be divided between crude oil carriers and refined product carriers, although many tanker owners participate in both segments. The price for transporting crude oil or refined petroleum products for one voyage on a specific route is referred to as tanker spot market freight rate.

Tanker Types
      The tanker fleet is divided into several categories of vessels, based on their carrying capacity as defined by the vessels deadweight capacity, which is commonly referred to as dwt. The different tanker types as classified by their deadweight capacity are:

•	ULCCs — tankers over 320,000 dwt;

•	VLCCs — tankers from 200,000 to 320,000 dwt;

•	Suezmax tankers — tankers from 120,000 to 200,000 dwt;

•	Aframax/ LR2 tankers — uncoated/coated tankers from 80,000 to 120,000 dwt;

•	Panamax/ LR1 tankers — uncoated/coated tankers from 50,000 to 80,000 dwt;

•	Handy product tankers/ MR tankers — normally coated tankers from 20,000 to 50,000 dwt; and

•	Small tankers — normally coated tankers up to 20,000 dwt.
      Crude carriers are either uncoated or partially coated to protect the cargo tanks from the corrosive properties of crude or dirty products, such as residual fuel oils. Coated tankers are those vessels whose cargo carrying tanks are coated to protect the integrity of the cargo that the vessel is carrying. Coated vessels are utilized in the transportation of clean products such as gasoline, jet fuel and gas oil.

Industry Conditions
      Freight rates are set in highly competitive and often volatile markets, where the daily balance of demand and supply for particular vessel types is a primary driver. The oil tanker industry historically has been highly cyclical, experiencing volatility in spot market freight rates, time charter rates and vessel values, resulting from changes in the supply of and the demand for oil and tanker capacity. The demand for tankers is influenced by, among other factors, global and regional economic conditions, changes in seaborne transportation patterns, weather patterns and events, oil production, armed conflicts, port congestion, canal closures, embargoes and strikes. Demand for the seaborne carriage of oil depends largely on the distance between areas that produce crude oil and refined products and areas that consume them. The incremental supply of tanker capacity is a function of the delivery of new vessels and the number of older vessels scrapped, in lay-up, converted to other uses, reactivated or lost. This supply may be affected by regulation of maritime transportation by governmental and international authorities. These factors are generally outside of our control, and are unpredictable.

Tanker Demand
      The volume of crude oil and refined petroleum products transported and the relative distances over which they are transported determines demand for tankers. Tanker demand is generally expressed in ton-miles and is measured as the product of the volume of oil carried (measured in metric tons) multiplied by the distance over which it is carried (measured in miles). Tanker demand is determined largely by the state of the world economy and the global demand for crude oil and refined petroleum products. Other factors affecting tanker demand include relative levels of inventories of crude oil and refined petroleum products, political events, conflicts between nations and unexpected variations in weather. When consuming areas of the world are unable to meet their domestic demand needs, the incremental supply is generally satisfied by increased imports which are typically delivered by tankers.

Global Oil Demand
      According to the International Energy Agency, or IEA, in 2005, world oil demand increased by 1.1 million barrels per day, or 1.3%, to 83.3 million barrels per day. Between 2003 and 2004 global oil demand increased by approximately 3.0 million barrels per day, or 3.8%. The IEA has forecast world oil demand in 2006 to grow by 1.8 million barrels per day or 2.2%. The increases in oil demand have been primarily driven by demand growth in the United States and Asia. These major areas of the world are both net importers of crude oil and refined products, and consequently the tanker industry and tanker demand benefited significantly from this increase in oil demand.

Seasonality
      Historically, oil transportation freight rates increase in the winter months and ease in the summer months. Generally the demand for oil in the Northern Hemisphere rises in colder weather and falls in warmer weather. Additionally, due to the long distances of ocean transportation and delivery time concerns, oil traders typically require oil transportation in advance of the peak consumer demand for certain types of oil cargoes.

Tanker Supply
      The supply and availability of tankers, measured in deadweight tons, is affected by several factors including the age profile of the global fleet. Older, single hull vessels face a mandatory phase out age as contained in international conventions. Our fleet consists of modern, double-hulled vessels. The supply of tankers is also affected by the delivery schedule of newbuildings and by the number of vessels removed through scrapping; conversions to other types of employment such as floating production and storage facilities, and unforeseen events such as seaborne casualties. Newbuilding activity is highly correlated to increases and decreases in charter rates, but the delivery schedule is constrained by shipyard capacity and the strength of orders from other marine transportation segments.

Tanker Fleet And Newbuildings
      According to Clarksons Research Services Ltd, as of December 31, 2005:

•	VLCCs: The large tanker fleet (which includes ULCCs) consisted of 476 tankers totaling 139.1 million dwt. 303 of these vessels, or 91.9 million dwt, were double hull, and 173 vessels, or 47.2 million dwt were non-double hull. There were 94 vessels, or 28.5 million dwt, on the newbuilding orderbook.

•	Panamax/ LR1: The Panamax tanker fleet consisted of 340 tankers totaling 22.4 million dwt. 207 of these vessels, or 14.2 million dwt, were double hull and 133 vessels, or 8.2 million dwt were non-double hull. There were 183 vessels, or 11.9 million dwt, on the newbuilding orderbook.

•	Handy product tankers/ MR tankers: The handy product tanker fleet consisted of 1492 tankers totaling 55.9 million dwt. 916 of these vessels, or 36.3 million dwt, were double hull, and 576 vessels, or 19.6 million dwt, were non-double hull. There were 366 vessels, or 15.3 million dwt, on the newbuilding orderbook.

Tanker Scrapping
      Tanker owners may conclude that it is more economical to dispose of or scrap a vessel that has exhausted its useful life rather than continue to maintain or upgrade the vessel in accordance with international standards and rules monitored by the classification societies. Generally when tankers reach an age of approximately 25 years, the costs of conducting the required surveys of the vessel and performing associated repairs may not be economical, particularly if the repairs require replacement of steel plate. There are international regulations that currently call for the mandatory and accelerated scrapping or disposal of vessels in certain parts of the world.

Tanker Values
      Tanker values have historically experienced high volatility. The fair market value of tankers can be expected to fluctuate during their life. Factors that may determine vessel values may be, among other things, the general economic and market conditions affecting the tanker industry, especially the spot voyage freight market, and the age, type, and the general maintenance condition of a vessel. As vessels age they typically will decline in value. We believe that the current market value of our tanker fleet is at a very high level.
Environmental Regulation
      Government regulation significantly affects the ownership and operation of our tankers. They are subject to international conventions, as well as national, state and local laws and regulations in force in the countries where our tankers operate or are registered. Under our ship management agreements, Northern Marine has assumed technical management responsibility for our fleet, including compliance with all environmental regulations. If Northern Marine fails to perform its obligations under the ship management agreements, we could be liable under environmental laws. If our ship management agreements with Northern Marine terminate, we would attempt to hire another party to assume this responsibility, including compliance with the regulations described in this report and any costs associated with such compliance. However, we may be unable to hire another party to perform these and other services for a fixed fee as is the case with Northern Marine.
      A variety of governmental and private entities subject our tankers to both scheduled and unscheduled inspections. These entities include the local port authorities, such as the U.S. Coast Guard, harbor master or equivalent, classification societies, flag state administration and charterers, particularly terminal operators and oil companies. Certain of these entities require us to obtain permits, licenses and certificates for the operation of our tankers. Failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend operation of one or more of our tankers.
      We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all tankers and may accelerate the scrapping of older tankers throughout the industry. Increasing environmental concerns have created a demand for tankers that conform to the stricter environmental standards. Our two V-MAX tankers were built in 2001 and our six other tankers were completed in 2004 and 2005. Northern Marine is required to maintain operating standards for all of our tankers which address operational safety, quality of maintenance, training of our officers and crews and compliance with U.S. and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations. However, because such laws and regulations are frequently changed and may impose increasingly strict requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our tankers.

International Maritime Organization
      In 1992, the International Maritime Organization adopted regulations that set forth pollution prevention requirements applicable to tankers. The International Maritime Organization, commonly referred to as the IMO, is the United Nations agency for maritime safety and the prevention of marine pollution by ships. The IMO’s regulations, which have been adopted by over 150 nations, including many of the jurisdictions in which our tankers operate, provide, in part, that:

•	tankers between 25 and 30 years old must be of double hull construction or of a mid-deck design with double sided construction, unless:

•	they have wing tanks or double-bottom spaces not used for the carriage of oil, which cover at least 30% of the length of the cargo tank section of the hull or bottom; or

•	they are capable of hydrostatically balanced loading (loading less cargo into a tanker so that in the event of a breach of the hull, water flows into the tanker, displacing oil upwards instead of into the sea);

•	tankers 30 years old or older must be of double hull construction or mid-deck design with double sided construction; and

•	all tankers are subject to enhanced inspections.
      Also, under IMO regulations, a tanker must be of double hull construction or a mid-deck design with double sided construction or be of another approved design ensuring the same level of protection against oil pollution if the tanker:

•	is the subject of a contract for a major conversion or original construction on or after July 6, 1993;

•	commences a major conversion or has its keel laid on or after January 6, 1994; or

•	completes a major conversion or is a newbuilding delivered on or after July 6, 1996.
      All of our vessels are double-hulled.
      The IMO has also negotiated international conventions that impose liability for oil pollution in international waters and a signatory’s territorial waters. In September 1997, the IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships to address air pollution from ships. Annex VI became effective in May 2005. Annex VI limits sulfur oxide and nitrogen oxide emissions from ship exhausts, prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons, and prohibits onboard incineration of certain materials, such as contaminated packaging or polychlorinated biphenyls. Annex VI includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. All of our vessels are currently compliant with these regulations. Additional or new conventions, laws and regulations may be adopted that could adversely affect Northern Marine’s ability to manage our ships.
      Under the International Safety Management Code, or ISM Code, promulgated by the IMO, the party with operational control of a vessel is required to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. Northern Marine relies upon its safety management system in connection with its management of our vessels.
      The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with code requirements for a safety management system. No vessel can obtain a certificate unless its operator has been awarded a document of compliance, issued by each flag state, under the ISM Code. Northern Marine has the requisite documents of compliance for its offices and safety management certificates for all of our vessels for which the certificates are required by the IMO. Northern Marine will be required to renew these documents of compliance and safety management certificates annually.
      Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. For example, the U.S. Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading in U.S. and European Union ports.
      Although the United States is not a party to these conventions, many countries have ratified and follow the liability plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage of 1969. Under this convention and, depending on whether the country in which the damage results is a party to the 1992 Protocol to the International Convention on Civil Liability for Oil Pollution Damage, a vessel’s registered owner is strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain complete defenses. Under an amendment to the Protocol that became effective on November 1, 2003, for vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability is limited to approximately $6.5 million plus $912 for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability is limited to approximately $130 million. As the convention calculates liability in terms of a basket of currencies, these figures are based on currency exchange rates on February 1, 2006. Under the 1969 Convention, the right to limit liability is forfeited where the spill is caused by the owner’s actual fault. Under the 1992 Protocol, a shipowner cannot limit liability where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. We believe that our protection and indemnity insurance covers the liability under the plan adopted by the IMO.

U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation, and Liability Act
      The United States regulates the tanker industry with an extensive regulatory and liability regime for environmental protection and cleanup of oil spills, consisting primarily of the U.S. Oil Pollution Act of 1990, or OPA, and the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA. OPA affects all owners and operators whose vessels trade with the United States or its territories or possessions, or whose vessels operate in the waters of the United States, which include the U.S. territorial sea and the 200 nautical mile exclusive economic zone around the United States. CERCLA applies to the discharge of hazardous substances (other than oil) whether on land or at sea. Both OPA and CERCLA impact our operations.
      Under OPA, vessel owners, operators and bareboat charterers are “responsible parties” who are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of

God or an act of war) for all containment and clean-up costs and other damages arising from oil spills from their vessels. These other damages include:

•	natural resource damages and related assessment costs;

•	real and personal property damages;

•	net loss of taxes, royalties, rents, profits or earnings capacity;

•	net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards; and

•	loss of subsistence use of natural resources.
      OPA limits the liability of responsible parties to the greater of $1,200 per gross ton or $10 million per tanker that is over 3,000 gross tons, subject to possible adjustment for inflation. The act specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining tanker owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.
      These limits of liability do not apply, however, where the incident is caused by violation of applicable U.S. federal safety, construction or operating regulations, or by the responsible party’s gross negligence or willful misconduct. These limits do not apply if the responsible party fails or refuses to report the incident or to cooperate and assist in connection with the substance removal activities. OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law.
      OPA also requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the act. The U.S. Coast Guard has enacted regulations requiring evidence of financial responsibility consistent with the combined maximum limits of liability described above for OPA and CERCLA. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance, guaranty or an alternative method subject to approval by the Director of the U.S. Coast Guard National Pollution Funds Center. Under OPA regulations, an owner or operator of more than one tanker is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the tanker having the greatest maximum strict liability under OPA and CERCLA. Northern Marine has provided the requisite guarantees and has received certificates of financial responsibility from the U.S. Coast Guard for each of our tankers required to have one.
      Northern Marine has arranged pollution liability insurance coverage for each of our tankers in the amount of $1.0 billion per occurrence. However, a catastrophic spill could exceed the insurance coverage available, in which event there could be a material adverse effect on our business, on the Charterers’ business, which could impair the Charterers’ ability to make payments to us under our Charters, and on Northern Marine’s business, which could impair Northern Marine’s ability to manage our vessels.
      Under OPA, oil tankers as to which a contract for construction or major conversion was put in place after June 30, 1990 are required to have double hulls. In addition, oil tankers without double hulls will not be permitted to come to U.S. ports or trade in U.S. waters by 2015. All of our vessels have double hulls.
      OPA also amended the Federal Water Pollution Control Act to require that owners or operators of tankers operating in the waters of the United States must file vessel response plans with the U.S. Coast Guard, and their tankers are required to operate in compliance with their U.S. Coast Guard approved plans. These response plans must, among other things:

•	address a “worst case” scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources to respond to a “worst case discharge;”

•	describe crew training and drills; and

•	identify a qualified individual with full authority to implement removal actions.
      Vessel response plans for our tankers operating in the waters of the United States have been approved by the U.S. Coast Guard. In addition, the U.S. Coast Guard has announced it intends to propose similar regulations requiring certain vessels to prepare response plans for the release of hazardous substances. Northern Marine is responsible for ensuring that our vessels comply with any additional regulations.
      OPA does not prevent individual states from imposing their own liability regimes with respect to oil pollution incidents occurring within their boundaries. In fact, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

European Union Tanker Restrictions
      In July 2003, in response to the m.t. Prestige oil spill in November 2002, the European Union adopted legislation that prohibits all single hull tankers used for the transport of oil from entering into its ports or offshore terminals by 2010. The European Union, following the lead of certain European Union nations such as Italy and Spain, has also banned all single hull tankers carrying heavy grades of oil from entering or leaving its ports or offshore terminals or anchoring in areas under its jurisdiction. Commencing in 2005, certain single hull tankers above 15 years of age also became restricted from entering or leaving European Union ports or offshore terminals and anchoring in areas under European Union jurisdiction. The European Union is also considering legislation that would: (1) ban manifestly sub-standard vessels (defined as those over 15 years old that have been detained by port authorities at least twice in a six-month period) from European waters and create an obligation of port states to inspect vessels posing a high risk to maritime safety or the marine environment; and (2) provide the European Union with greater authority and control over classification societies, including the ability to seek to suspend or revoke the authority of negligent societies. It is impossible to predict what legislation or additional regulations, if any, may be promulgated by the European Union or any other country or authority.

Vessel Security Regulations
      Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the Maritime Transportation Security Act of 2002, or MTSA, came into effect. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea, or SOLAS, created a new chapter of the convention dealing specifically with maritime security. The new chapter became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security Code, or ISPS Code. The ISPS Code is designed to protect ports and international shipping against terrorism. After July 1, 2004, to trade internationally, a vessel must attain an International Ship Security Certificate from a recognized security organization approved by the vessels flag state. Among the various requirements are:

•	on-board installation of automatic identification systems, or AIS, to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;

•	on-board installation of ship security alert systems, which do not sound on the vessel but only alerts the authorities on shore;

•	the development of vessel security plans;

•	ship identification number to be permanently marked on a vessel’s hull;

•	a continuous synopsis record kept onboard showing a vessel’s history including, name of the ship and of the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owners and their registered addresses; and

•	compliance with flag state security certification requirements.
      The U.S. Coast Guard regulations, intended to align with international maritime security standards, exempt non-U.S. tankers from MTSA vessel security measures provided such vessels have on board, by July 1, 2004, a valid International Ship Security Certificate that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. Northern Marine has implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code and all of our tankers are in compliance with these applicable security requirements.

Employees
      As of December 31, 2005, we had 2 employees. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our employee relations are good.
Executive Officers Of The Registrant
      Our executive officers, their ages and their positions as of February 28, 2006 are as follows:

Arthur L. Regan, 43, is our President and Co-Chief Executive Officer. From 2001 to 2004, Mr. Regan was Vice President Business Development for Stena Bulk LLC, a U.S. based subsidiary of Stena responsible for commercial contracts and fleet development. From 1998 to 2001 Mr. Regan was the Charter Negotiator for StenTex LLC, a commercial joint venture between Texaco, Inc. and Stena Bulk LLC, which was responsible for arranging all of Texaco’s tanker transportation requirements. From 1996 to 1998 Mr. Regan was the Manager of Commercial Operations for StenTex LLC. Mr. Regan sailed for ten years as an officer on U.S. merchant tankers, including as a Master Mariner. Mr. Regan is a citizen and resident of the United States.

Edward Terino, 52, is our Co-Chief Executive Officer and Chief Financial Officer. Mr. Terino has over 10 years of experience as a CFO of publicly traded companies. From October 2001 until June 2005, Mr. Terino was Senior Vice President and Chief Financial Officer of Art Technology Group, Inc., a provider of Internet-based ecommerce and customer service software. From April 1999 to September 2001, he was Senior Vice President and Chief Financial Officer of Applix, Inc., a provider of business intelligence software solutions. Mr. Terino has also spent 11 years at Houghton Mifflin in various senior financial management position and 9 years at Deloitte and Touche in their consulting services group. Mr. Terino is a citizen and resident of the United States.
      We maintain a website at www.arlingtontankers.com. The information contained on our website is not included as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after its electronically files such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. Further, we will provide free copies of our SEC filings upon request. Copies of our filings with the SEC may be requested through the “investor relations” section of our website, or by calling our offices at 441-292-4456.

ITEM 1A.	RISK FACTORS
      The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.
Company Specific Risk Factors

We cannot assure you that we will pay any dividends
      We intend to pay dividends on a quarterly basis in amounts determined by our board of directors. We believe our dividends will be substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our board of directors. Such expenses consist primarily of fees under our ship management agreements, directors’ fees, salaries and benefits of our President and Co-Chief Executive Officer and our Co-Chief Executive Officer and Chief Financial Officer, payment of interest under our credit facility, and other administrative costs and other expenses. There can be no assurance that we will not have other cash expenses, including extraordinary expenses, which could include the costs of claims and related litigation expenses. There can be no assurance that we will not have additional expenses or liabilities, that the amounts currently anticipated for the items set forth above will not increase, that we will not have to fund any required capital expenditures for our vessels or that our board of directors will not determine to establish additional cash reserves or change our dividend policy. Other than the fees under our ship management agreements, none of our fees or expenses is fixed.
      The amount of potential future dividends set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividend Policy” represents only an estimate of future dividends based on our charter contracts, ship management agreements, an estimate of our other expenses and the other matters and assumptions set forth therein and assumes that other than our ship management expenses, none of our expenses increase during the periods presented in the table. The amount of future dividends, if any, could be affected by various factors, including the loss of a vessel, required capital expenditures, cash reserves established by our board of directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings or future issuances of securities, many of which are beyond our control. As a result, the amount of dividends actually paid may vary from period to period and such variations may be material.
      Our secured term loan facility also provides that we may not pay dividends if an event of default under the facility agreement has occurred and continues or if the market value of our vessels is less than 140% of our borrowings under the facility (or, if at the time of the proposed dividend, all of our vessels are on time charter for a remaining period of 12 months, less than 120% of the loan amount). The declaration of dividends is subject to these covenants of our loan facility, compliance with Bermuda law and is subject at all times to the discretion of our board of directors. There can be no assurance that dividends will be paid in the amounts anticipated or at all.

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

If we cannot refinance our loans, or in the event of a default under our secured term loan facility, we may have to sell our vessels, which may leave no additional funds for distributions to shareholders
      Under the terms of the Loan Agreement providing for our secured term loan facility, we are required to repay the total amount outstanding at maturity, January 5, 2011. Borrowings under the facility are guaranteed by each of our vessel owning subsidiaries and are secured by mortgages over all of our vessels; assignments of earnings, insurances and requisition compensation with respect to our vessels; and assignments of our interests in the Charters and our ship management agreements. Whether or not the Charterers renew the Charters, the Loan Agreement will mature in January 2011 and we will be obligated to repay or refinance the total amount due under the loan at that time. There is no assurance that we will be able to repay or refinance this amount. In addition, even if the Charterers renew the Charters for one or more of our vessels, if we are unable to refinance our credit facility on acceptable terms, we may be forced to attempt to sell our vessels. If interest rates are higher than current rates at the time we seek to refinance our credit facility, such higher rates could prevent our ability to complete a refinancing or could adversely impact our future results, including the amount of cash available for future dividends. In such event, we may conclude that such a refinancing is not on acceptable terms. In addition, in the event of a default under our credit facility all of our vessels could be sold to satisfy amounts due to the lenders under our credit facility. Depending on the market value for our vessels at the time, it is possible that after payment of the amounts outstanding under our credit facility there would not be any funds to distribute to our shareholders. In addition, under our bye-laws, any sale of a vessel would require the approval of at least a majority of our shareholders voting at a meeting.
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

We may not be able to recharter our vessels profitably after they expire, unless they are extended at the option of the Charterers
      Our Charters have fixed terms with between three and five years remaining. The Charterers also have options to extend the terms of their charters. Each of the Charterers has the sole discretion to exercise that option. We cannot predict whether the Charterers will exercise any of their extension options under one or more of the Charters. The Charterers will not owe any fiduciary or other duty to us or our shareholders in deciding whether to exercise the extension option, and the Charterers’ decision may be contrary to our interests or those of our shareholders.
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

We are leveraged and subject to restrictions in our financing agreements that impose constraints on our operating and financing flexibility
      We have a secured term loan facility under which we have borrowed $229.5 million, of which $135 million was outstanding as of December 31, 2005 and the remaining $94.5 million was drawn down as of January 5, 2006 to finance a portion of the cash purchase price for our vessels. We are required to apply a substantial portion of our cash flow from operations to the payment of interest on borrowings under the facility. Our facility, which is secured by, among other things, mortgages on our vessels, pledges of our time charters and assignments of earnings, insurances and requisition compensation in respect to our vessels, requires that we comply with various operating covenants and maintain certain financial ratios including that the market value of our vessels exceeds 125% of the total facility amount outstanding and that the market value of our vessels exceeds 140% of our borrowings (or 125% if the loan amount at the time of such dividend all of our vessels are on time charter for a remaining period of at least 12 months) in order for us to pay dividends. The facility also requires that Northern Marine remain as technical manager for our vessels.
      We have a floating rate of interest under our secured term loan facility. However, we have entered into an interest rate swap agreement that effectively fixes the interest rate at 5.7325% per year through maturity of the facility in January 2011. By utilizing this interest rate swap, we potentially forego benefits that might result from declines in interest rates.

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

U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences to U.S. shareholders
      A foreign corporation will be treated as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation’s assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.
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
      If the IRS were to find that we are or have been a PFIC for any taxable year, our U.S. shareholders would face adverse U.S. tax consequences. Under the PFIC rules, unless those shareholders make an election available under the Internal Revenue Code of 1986, as amended, such shareholders would be liable to pay U.S. federal income tax at the then prevailing income tax rates on ordinary income plus interest upon certain distributions and upon any gain from the disposition of our common shares, as if the distribution or gain had been recognized ratably over the shareholder’s holding period of our common shares. In addition, a step-up in the tax basis of our shares may not be available upon the death of an individual shareholder, and the preferential U.S. federal income tax rates currently applicable to qualified dividend income of certain U.S. investors would not apply.

Our operating income could fail to qualify for an exemption from U.S. federal income taxation, which will reduce our cash flow
      Unless exempt from U.S. federal income taxation, a foreign corporation is subject to U.S. federal income taxation at a rate of 4% on its U.S. source shipping income, including 50% of its shipping income that is attributable to transportation that begins or ends in the United States. Shipping income will be exempt from U.S. federal income taxation if, with respect to each specified category of shipping income, including time chartering income: (1) the foreign corporation generating the income is organized in a foreign country that grants an “equivalent exemption” to U.S. corporations and (2) either (A) our common shares are “primarily and regularly traded on an established securities market,” as determined under complex applicable U.S. Treasury regulations, in that same foreign country, in the United States or in another country that grants an “equivalent exemption” to U.S. corporations or (B) more than 50% of the value of our shares is treated as owned, directly or indirectly, for at least half of the number of days in the taxable year by one or more “qualified shareholders,” as defined under applicable U.S. Treasury regulations.
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
      Interested Directors. Bermuda law and our bye-laws provide that if a director has an interest in a material contract or proposed material contract with us or any of our subsidiaries or has a material interest in any person that is a party to such a contract, the director must disclose the nature of that interest at the first opportunity either at a meeting of directors or in writing to the directors. Our bye-laws provide that, after a director has made such a declaration of interest, he is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he has an interest, unless disqualified from doing so by the chairman of the relevant board meeting. Under Delaware law such transaction would not be voidable if:

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
      Shareholders’ Suits. Class actions and derivative actions are generally not available to shareholders under Bermuda law. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.
      When the affairs of a company are being conducted in a manner which is oppressive or prejudicial to the interests of some part of the shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company.
      Our bye-laws contain a provision by virtue of which our shareholders waive any claim or right of action that they have, both individually and on our behalf, against any director or officer in relation to any action or failure to take action by such director or officer, except in respect of any fraud or dishonesty of such director or officer.
      Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.
      Indemnification of Directors. Section 98 of the Companies Act provides generally that a Bermuda company may indemnify its directors, officers and auditors against any liability which by virtue of any rule of law would otherwise be imposed on them in respect of any negligence, default, breach of duty or breach of trust, except in cases where such liability arises from fraud or dishonesty of which such director, officer or auditor may be guilty in relation to the company. Section 98 further provides that a Bermuda company may indemnify its directors, officers and auditors against any liability incurred by them in defending any proceedings, whether civil or criminal, in which judgment is awarded in their favor or in which they are acquitted or granted relief by the Supreme Court of Bermuda pursuant to section 281 of the Companies Act.
      We have adopted provisions in our bye-laws that provide that we shall indemnify our officers and directors in respect of their actions and omissions, except in respect of their fraud or dishonesty. Our bye-laws provide that the shareholders waive all claims or rights of action that they might have, individually or in right of the company, against any of the company’s directors or officers for any act or failure to act in the performance of such director’s or officer’s duties, except in respect of any fraud or dishonesty of such director or officer. Section 98A of the Companies Act permits us to purchase and maintain insurance for the benefit of any officer or director in respect of any loss or liability attaching to him in respect of any negligence, default, breach of duty or breach of trust, whether or not we may otherwise indemnify such officer or director. We have purchased and maintain a directors’ and officers’ liability policy for such a purpose.
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
      Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products. For example, charter rates and vessel values were at a high level during 2004. Charter rates declined from that high level during the first quarter of 2005, and have subsequently further declined. There can be no assurance that charter rates and vessel values will not decline from current levels.
      Our vessels are operated under time charters with the Charterers. We receive a fixed minimum daily base charter rate and may receive Additional Hire under the Charters. Additional Hire, if any, is paid quarterly in arrears. The amount of Additional Hire is subject to variation depending on the charterhire received by the Charterers under time charters, spot charters and on general tanker market conditions. The amount of Additional Hire that we may earn is based on a formula for assumed voyage routes and expenses that we agreed to with the Charterers. The payment of Additional Hire, if any, has no correlation to our potential future time charter equivalent earnings. If a vessel is off-hire, that vessel is not eligible to earn Additional Hire during the off-hire period. We cannot assure you that we will receive Additional Hire for any quarter other than in the case of the Charters for the V-MAX tankers which are currently sub-chartered to Sun International until June 2007 and September 2007.

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

An over supply of new vessels may adversely affect charter rates and vessel values
      If the number of new ships delivered exceeds the number of tankers being scrapped and lost, tanker capacity will increase. In addition, according to Clarkson Research Studies Ltd., the total newbuilding order book for vessels with capacity of 20,000 dwt or more scheduled to enter the fleet through 2009 currently equals 24% of the existing fleet and we cannot assure you that the order book will not increase further in proportion to the existing fleet. If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, charter rates could materially decline and the value of our vessels could be adversely affected.

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

The value of our vessels may fluctuate and adversely affect our liquidity and may result in breaches under our credit facility
      Tanker values have generally experienced high volatility. Investors can expect the fair market value of our tankers to fluctuate, depending on general economic and market conditions affecting the tanker industry and competition from other shipping companies, types and sizes of vessels and other modes of transportation. In addition, although our Panamax and Product tankers were built in 2004 and our V-MAX tankers were built in 2001, as vessels grow older, they generally decline in value. These factors will affect the value of our vessels at the termination of their Charters or earlier at the time of any sale, which during the term of the Charters will require the consent of the Charterer and the lenders under our credit facility. Borrowings under our term loan agreement bear interest at a floating rate of LIBOR plus a 75 basis points margin, which would increase to 85 basis points if the ratio of the value of our vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In the event of the sale or loss of a vessel, we might be required to repay a percentage of the loan earlier than we planned or increase our payments under the facility, which could affect our financial condition and ability to make payments to our shareholders. Declining tanker values could adversely affect our ability to refinance our credit facility at its maturity in January 2011 and thereby adversely impact our business and operations and liquidity. Due to the cyclical nature of the tanker market, if for any reason we sell tankers at a time when tanker prices have fallen, the sale may be at less than the tanker’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings.

We operate in the highly competitive international tanker market which could affect our position if the Charterers do not renew our Charters
      The operation of tanker vessels and transportation of crude oil and petroleum products are extremely competitive. Competition arises primarily from other tanker owners, including major oil companies, as well as independent tanker companies, some of which have substantially larger fleets and substantially greater resources than we do. Competition for the transportation of oil and oil products can be intense and depends on price, location, size, age, condition and the acceptability of the tanker and its operators to the charterers. During the term of our Charters with the Charterers we are not exposed to the risk associated with this competition. However, if the Charterers do not exercise their options to renew the Charters, we will have to compete with other tanker owners, including major oil companies and independent tanker companies for charterers. Due in part to the fragmented tanker market, competitors with greater resources could enter and operate larger fleets through acquisitions or consolidations and may be able to offer better prices and fleets than us, which could result in our achieving lower revenues from our vessels.

Compliance with environmental laws or regulations may adversely affect our business
      The shipping industry is affected by numerous regulations in the form of international conventions, national, state and local laws and national and international regulations in force in the jurisdictions in which such tankers operate, as well as in the country or countries in which such tankers are registered. These regulations include the U.S. Oil Pollution Act of 1990, or OPA, the International Convention on Civil Liability for Oil Pollution Damage of 1969, International Convention for the Prevention of Pollution from Ships, the IMO International Convention for the Safety of Life at Sea of 1974, or SOLAS, the International Convention on Load Lines of 1966 and the U.S. Marine Transportation Security Act of 2002. In addition, vessel classification societies also impose significant safety and other requirements on our vessels. We believe our tankers, four of which were built in 2004 and two of which were built in 2001, are maintained in compliance with present regulatory and class requirements relevant to areas in which they operate, and are operated in compliance with applicable safety and environmental laws and regulations. However, regulation of tankers, particularly in the areas of safety and environmental impact, may change in the future and require significant capital expenditures be incurred on our vessels to keep them in compliance. Although the Charterers will be responsible for all capital expenditures required due to changes in law, classification society or regulatory requirements in an amount less than $100,000 per year per vessel, all other required capital expenditures during the charter period will be split between us and the applicable Charterer based on the remaining charter period and the remaining depreciation period of the vessel, which is calculated as 25 years from the year the vessel was built.

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
      Concordia, Stena and Fram Shipping Ltd., which we refer to as Fram, were not eligible to sell their remaining shares until their lock-up agreements expired on August 1, 2005. We have entered into registration rights agreements with them that entitle them to have all or a portion of their remaining shares registered for sale in the public market following that lock-up period. In addition, these shares became eligible for sale into the public market pursuant to Rule 144 under the Securities Act on November 10, 2005. Any sales under Rule 144 would be subject to certain volume and manner of sale limitations prescribed by the Rule.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not Applicable.

ITEM 2.	PROPERTIES
      We rent an office that contains approximately 150 square feet of shared office space in Hamilton, Bermuda, which we occupied and began renting in November 2004. The rent arrangement in Bermuda is month to month. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available in the near term at a reasonable cost to us. Our monthly rental costs in Bermuda are $500.
      We also rent an office in Westport, Connecticut that contains approximately 300 square feet of office space, which is used by our executive officers. We occupied and began renting the Westport office in July 2005. The rent arrangement in Westport is month to month. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available in the near term at a reasonable cost to us. Our monthly rental costs in Westport are approximately $3,000.

ITEM 3.	LEGAL PROCEEDINGS
      The nature of our business, i.e., the acquisition, chartering and ownership of our vessels, exposes us to the risk of lawsuits for damages or penalties relating to, among other things, personal injury, property casualty and environmental contamination. Under rules related to maritime proceedings, certain claimants may be entitled to attach charterhire payable to us in certain circumstances. There are no actions or claims pending against us as of the date of this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of Arlington Tankers’ Common Shares and Related Shareholder Matters
      Our common shares are listed on the New York Stock Exchange, under the symbol “ATB.” The following table sets forth, for the period indicated, the high and low closing sales prices of our common shares on the New York Stock Exchange.

Fiscal Year Ended December 31, 2004	High	Low

Fourth Quarter (from November 5 to December 31)	$23.75	$21.29

Fiscal Year Ended December 31, 2005	High	Low

First Quarter (from January 1 to March 31)	$24.96	$21.65
Second Quarter (from April 1 to June 30)	$23.42	$19.50
Third Quarter (from July 1 to September 30)	$23.58	$21.77
Fourth Quarter (from October 1 to December 31)	$23.77	$20.39
      On February 28, 2006, we had approximately 32 shareholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.
Dividends
      We have paid dividends on our common shares quarterly since our incorporation in September, 2004. In January 2005, we declared a dividend of $0.39 per share. That dividend was paid on January 31, 2005 to our shareholders of record on January 27, 2005. In April 2005, we declared a dividend of $0.55 per share. That dividend was paid on May 10, 2005 to our shareholders of record on May 6, 2005. In July 2005, we declared a dividend of $0.53 per share. That dividend was paid on August 9, 2005 to our shareholders of record on August 5, 2005. In October 2005, we declared a dividend of $0.50 per share. That dividend was paid on November 9, 2005 to shareholders of record on November 7, 2005.
      The January 2005 dividend was based on our operating results for the 51-day period from the completion of our initial public offering on November 10, 2004 through the end of our fiscal year on December 31, 2004. In that period, we earned Additional Hire of $2.5 million, including Additional Hire of $2.1 million on vessels other than the V-MAX tankers. The May 2005 dividend was based on our operating results for the first quarter of the fiscal year ending December 31, 2005. In that period, we earned Additional Hire of $2.2 million, including Additional Hire of $1.5 million on vessels other than the V-MAX tankers. The August 2005 dividend was based on our operating results for the second quarter of the fiscal year ending December 31, 2005. In that period, we earned Additional Hire of $1.1 million, including Additional Hire of $400,000 on vessels other than the V-MAX tankers. The November 2005 dividend was based on our operating results for the third quarter of the fiscal year ending December 31, 2005. In that period, we earned Additional Hire of $706,000, including Additional Hire of $13,000 on vessels other than the V-MAX tankers.
      On January 26, 2006, we declared a dividend of $8,215,000 or $0.53 per share, and paid that dividend on February 9, 2006 to shareholders of record as of February 7, 2006. In that period, we earned an Additional Hire of $1.6 million, including Additional Hire of $946,000 on vessels other than V-MAX tankers.
      We intend to continue to pay quarterly cash dividends denominated in U.S. dollars to the holders of our common shares in amounts substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our board of directors. We intend to declare those dividends in January, April, July and October of each year and pay those dividends in the subsequent month. Distributions to shareholders are applied first to retained earnings. When retained earnings are not sufficient, distributions are applied to additional paid-in capital.

      There are restrictions that limit our ability to declare dividends, including those established under Bermuda law and under our secured term loan agreement. Please see “Item 1A. Risk Factors — We cannot assure you that we will pay any dividends” and — We may not be able to recharter our vessels profitably after they expire, unless they are extended at the option of the Charterers” and the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividend Policy”.
Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities
      Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA
      The following selected financial and other data summarizes our historical financial and other information. We have derived the selected statement of operations data set forth below for the years ended December 31, 2005, 2004 and 2003 and the selected balance sheet data as of December 31, 2005 and 2004 from the audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the selected financial data for prior periods from audited financial statements that are not included in this report. For the year ended December 31, 2004, our audited consolidated financial statements include the predecessor combined carve-out financial statements of Concordia Maritime AB (publ), or Concordia, and Stena AB (publ), or Stena, for the period January 1, 2004 through November 9, 2004 and the results of operations of Arlington Tankers and its wholly owned subsidiaries for the 51 days from November 10, 2004 through December 31, 2004. For the years ended December 31, 2003, 2002, and 2001 the consolidated financial statements represent the predecessor combined carve-out financial statements. The selected carve-out financial data presented below is not indicative of the results we would have achieved had we operated as an independent public company for any period presented. Furthermore, our historical results for any prior period are not necessarily indicative of results to be expected for any future period and our historical results for any interim period are not indicative of results to be expected for a full fiscal year. This information should be read in conjunction with our “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” set forth in this report.

	Year Ended December 31,

	2005	2004		2003	2002	2001

		(In thousands of $, except per share data)
Selected statement of operations data:
Total operating revenues, net	$55,455	$57,958		$28,838	$26,504	$18,513
Total operating expenses	(28,904)	(30,672)		(14,405)	(14,058)	(11,316)
Operating income	26,551	27,286		14,433	12,446	7,197
Net income	21,913	20,351		5,913	5,769	1,832
Earnings per common share — basic and diluted	$1.41	$0.28	(1)	—	—	—
Cash dividend per share earned during the year	$2.11	$0.39	(1)	—	—	—
Cash dividend per share declared during the year	$1.97	—		—	—	—
Selected balance sheet data (at end of period):
Cash and cash equivalents	11,839	5,960		1,194	590	6,371
Newbuildings	—	—		36,185	—	—
Vessels, net	269,031	281,441		154,465	161,034	167,662
Total assets	286,447	292,850		192,416	162,200	174,951
Amount due to Concordia, current	—	—		45,899	41,861	48,869
Long term liabilities	137,160	135,000		130,317	109,008	119,863
Combined predecessor equity	—	—		15,710	9,773	3,980
Shareholders’ equity	144,651	154,487		—	—	—

	Year Ended December 31,

	2005	2004	2003	2002	2001

		(In thousands of $, except per share data)
Selected cash flow data:
Net cash provided by operating activities	35,314	31,820	15,375	13,011	6,598
Net cash used in investing activities	(2,500)	(102,212)	(36,488)	(244)	(66,596)
Net cash provided by (used in) financing activities	(26,935)	75,158	21,717	(18,548)	66,369
Selected fleet data (end of period):
Number of tankers owned	6	6	2	2	2

(1)	The earnings per share and dividend per share earned during the year 2004 represent the period from November 10, 2004 through December 31, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, and the related notes, and the other financial and other information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on assumptions about our future business. Our actual results will likely differ from those contained in the forward-looking statements and such differences may be material.
Overview
      We are an international seaborne transporter of crude oil and petroleum products. We were incorporated in September 2004 under the laws of Bermuda. We were originally a jointly owned subsidiary of Stena AB (publ), or Stena, and Concordia Maritime AB (publ), or Concordia.
      On November 10, 2004, we completed our initial public offering and acquired our original fleet of six tankers, consisting of two V-MAX tankers, two Panamax tankers and two Product tankers. The total purchase price for these vessels equaled approximately $426.5 million, consisting of $345.5 million in cash and 4,050,000 common shares that we issued to subsidiaries of Concordia and Stena and two companies owned by Stena and Fram. We financed the cash portion of the purchase price through our initial public offering and borrowings under a secured credit facility. The 4,050,000 shares issued to the sellers were valued at $81 million, based on the initial public offering price of $20.00 per share. An aggregate of 1,717,500 of the shares issued to the vessel sellers were sold in our initial public offering in connection with the underwriters’ exercise of their over-allotment option. We did not receive any proceeds from the sale of these shares.
      Effective November 10, 2004, we chartered our initial six vessels to subsidiaries of Stena and Concordia under fixed rate charters, which we refer to as the Charters. We refer to the subsidiaries of Stena and Concordia to which we have chartered our vessels as the Charterers. Under the Charters, we receive fixed basic hire in amounts that increase annually at a rate equal to the annual increase in the fees payable under our ship management agreements described below. Furthermore, in addition to the fixed rate basic hire, each of our vessels has the possibility of receiving additional hire from the Charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. Additional hire is not guaranteed, and correlates to weighted average historical voyage rates for the specified routes. The Charters contain options on the part of the Charterers to extend the terms of the Charters. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the Charters.
      Effective November 10, 2004, we have also entered into ship management agreements with Northern Marine Management Ltd., a wholly owned subsidiary of Stena, which we refer to as Northern Marine. The ship management agreements provide for the technical management of our vessels. Under the ship management agreements, we have agreed to pay Northern Marine a flat fee per day per vessel, which increases 5% every year.

      As a result of our entering into the Charters, our revenues since November 10, 2004 have been generated primarily from charter payments made to us by the Charterers. As a result of our entering into the ship management agreements, our vessel operating expenses for the vessels are fixed, increasing 5% annually. These arrangements are designed to provide us with stable and generally predictable cash flow and reduce our exposure to volatility in the spot markets for the vessels.
      On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229,500,000. The purpose of the term loan agreement was to (1) refinance the indebtedness under our $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. was acting as agent, (2) finance the purchase price of two new Product tankers from the Stena Group and (3) general corporate purposes. We completed the refinancing of our previous debt facility in December 2005 and completed the vessel acquisitions in January 2006. The new term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the value of our vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, we entered into an interest rate swap agreement with the Royal Bank of Scotland. As a result of this swap, we have fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the benefit that we received from the termination of an existing swap with Fortis Bank of $4.8 million that has been designated by our Board of Directors to offset the higher interest costs of the new $229.5 million term loan facility.
      On January 5, 2006, we entered into a series of agreements, which we refer to as the Transaction Documents, with Stena Bulk, Northern Marine and Stena Maritime, which we refer to as the Stena Parties, pursuant to which we, through wholly owned subsidiaries, completed the purchase from subsidiaries of Stena Maritime two Product tankers, or the Vessels, known as the Stena Concept and the Stena Contest for a purchase price per Vessel of $46,000,000. In connection with the acquisition of the Vessels, the Stena Parties and we also entered into certain related agreements and amended certain of the agreements related to our previously-acquired six vessels. At the closing of the acquisition, our subsidiaries that purchased the Vessels and Stena Bulk entered into the Time Charter Parties. Under the Time Charter Parties, which are substantially similar to the Time Charter Parties that our subsidiaries have entered into for our previously-acquired six vessels, our subsidiaries that purchased the Vessels time chartered the Vessels to Stena Bulk for an initial period of three years at the fixed daily basic hire. At the end of the initial three-year period, both we and Stena Bulk have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months, at the fixed daily basic hire. If Stena Bulk exercises this option, there will be an additional hire provision during the 30-month period. If we exercise this option, there will be no additional hire arrangement. Furthermore, if Stena Bulk exercises the 30-month option, there will be two additional one-year options, exercisable by Stena Bulk, at the fixed daily basic hire set forth below, but without an additional hire provision.
      At the closing of the acquisition, the Time Charter Parties for our existing Product tankers and Panamax tankers were amended. These amendments modified the charter periods for our previously-acquired Product tankers and Panamax tankers and provided certain changes to the calculation of additional hire under these Time Charter Parties. The amendments to the terms of the charters provided that (1) the five-year fixed term for one of the Product tankers (Stena Consul) and one of the Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by Stena Bulk and (2) the five-year fixed term for one of the Product tankers (Stena Concord ) and one of the Panamax tankers (Stena Companion) was reduced to a November 2008, followed by three one-year options exercisable by Stena Bulk. The term of the charters for the V-MAX tankers were not amended. The amendments to the additional hire provisions provided for certain favorable adjustments to fuel consumption metrics used in the calculation of additional hire for the Product tankers and Panamax tankers.

      At the closing of the acquisition, the Ship Management Agreements for our existing vessels were also amended. These amendments modified the provisions relating to drydocking of the vessels. Specifically, the amendments provided that all drydockings during the term of the Ship Management Agreements are to be at the sole cost and expense of Northern Marine. In addition, Northern Marine agreed to conduct at least one mid-period drydocking for each Product tanker and Panamax tanker prior to redelivery of such vessels. Furthermore, upon redelivery of the existing vessels to us at the expiration of the Ship Management Agreements, Northern Marine has agreed to pay to us a drydocking provision for each day from the completion of the last special survey drydocking during the term of the applicable Ship Management Agreement (or if no special survey occurs during the term of such agreement, from the date of commencement of such agreement), to date of redelivery at the daily rates specified in the Ship Management Agreements.
Factors Affecting Our Results of Operations and Cash Available for Dividends
      The principal factors that have affected our results of operations, financial position and cash available for dividends since November 10, 2004, and that we expect to affect our future results of operations, financial position and cash available for dividends include:

•	the basic hire paid to us under our charters;

•	the amount of additional hire, if any, that we receive under our charters;

•	fees under the ship management agreements;

•	depreciation;

•	administrative and other expenses;

•	interest expense;

•	any loss of any vessel;

•	required capital expenditures;

•	any cash reserves established by our board of directors;

•	any change in our dividend policy; and

•	increased borrowings or future issuances of securities.
      We derive our revenues from our long term fixed rate time charters with the Charterers. Our vessels are time chartered to the Charterers under the Charters. Under a time charter, the charterer pays substantially all of the voyage expenses, but the vessel owner pays the vessel operating expenses. In the case of a spot market charter, the vessel owner pays both the voyage expenses and the vessel operating expenses. Vessel operating expenses are the direct costs associated with running a vessel and include crew costs, vessel supplies, repairs and maintenance, drydockings, lubricating oils and insurance. Voyage expenses are fuel costs and port charges. See “Item 1. Business — Charter Arrangements” for more information regarding the charters.
      Our ability to earn additional hire under our charters will depend on whether the charterers operate the vessels under time charters or in the spot market and the relative freight rates in each market. We will earn additional hire under our V-MAX tanker charters because those vessels are currently sub-chartered by subsidiaries of Concordia to Sun International. With respect to our other vessels, our ability to earn additional hire will depend on market conditions in the tanker industry, which has historically been highly cyclical, experiencing volatility in profitability, vessel values and freight rates. In particular, freight and charter rates are strongly influenced by the supply of tankers and the demand for oil transportation services. Our expenses consist primarily of fees under our ship management agreements, depreciation, administrative expenses and interest expense.
      Our vessel owning subsidiaries have entered into ship management agreements with Northern Marine under which Northern Marine is responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes, insurance and other vessel operating and voyage expenses. Under these agreements we pay a fixed daily fee for each vessel which increases 5% annually. See “Item 1. Business — Ship Management Agreements” for more information regarding our ship management agreements.
      Depreciation is the periodic cost charged to our income for the reduction in usefulness and long term value of our vessels. No charge is made for depreciation of vessels under construction until they are delivered. We depreciate the cost of our vessels over 25 years on a straight-line basis. Including depreciation on the two new Product tankers that we purchased on January 5, 2006, we estimate that depreciation will be approximately $16.2 million per year.
      Administrative expenses include salaries and other employee related costs, office rents, legal and professional fees and other general administrative expenses. In 2005, these costs included $500,000 in expenses associated with the purchase of our two new Product tankers on January 5, 2006. Excluding the additional expenses of approximately $300,000 associated with this purchase, based on our current activities we estimate that our administrative expenses will be approximately $2.2 to $2.4 million in 2006.
      Our interest expense prior to December 21, 2005 represented interest expense under our old credit facility. Subsequent to December 21, 2005, we began to incur interest expense under our new $229.5 million term loan facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year. In December 2005 as a result of terminating an interest rate swap and debt facility with a group of banks led by Fortis Bank N.V., we realized a net gain on the termination of the swap and debt facility of $4.055 million. The cash proceeds from the termination of the swap was $4.8 million. The Company’s Board has designated the $4.8 million benefit from the Fortis swap as an offset to the interest costs of the new secured term loan facility. Accordingly, we estimate that interest expense under the new secured term loan facility will be approximately $13.2 million per year, and that approximately $1 million per year of interest expense will be offset by the benefit from the termination of the Fortis swap.
      The charterers pay us basic hire monthly in advance and additional hire, if any, quarterly in arrears. We pay Northern Marine the ship management fees monthly in advance. We pay interest under our credit agreement quarterly in arrears.
      Although inflation has had a moderate impact on our vessel operating expenses and corporate overhead, our management does not consider inflation to be a significant risk in the current and foreseeable economic environment. Because substantially all of our revenues and expenses are denominated in U.S. dollars, we do not expect foreign exchange fluctuations to have a significant effect on our future results of operations.
Our Predecessor Combined Carve-Out Results of Operations
      As a result of our entering into the charters and ship management agreements, our operations since November 10, 2004 have differed, and our future operations will differ, significantly from the historical predecessor combined carve-out results of operations of the vessels by Concordia and Stena, upon which some of the historical financial information in this report is based. In particular, the financial statements presented in this report for the year ended December 31, 2003 have been carved out of the consolidated financial statements of Concordia and Stena. In addition, the financial statements for the year ended December 31, 2004 reflect, for the period January 1, 2004 through November 9, 2004, this predecessor combined carve-out financial information. The financial position, results of operations and cash flows reflected in the carve-out financial statements are not indicative of those that would have been achieved had we operated as an independent separate entity for all periods presented or of future results.
      The predecessor combined carve-out financial statements assume that our business was operated as an independent entity prior to its inception. We were incorporated in September 2004 and began our vessel operations on November 10, 2004. Prior to beginning our vessel operations, our business was operated as part of the shipping business of Concordia and Stena. The predecessor combined carve-out financial statements have been prepared to reflect the combination of certain of the operations of two of Concordia’s subsidiaries which owned and operated the two V-MAX tankers, two companies owned by Stena and Fram which owned and operated the two Panamax tankers and two subsidiaries of Stena which owned and operated the two Product tankers. We refer to the companies that owned these vessels collectively as the predecessor vessel subsidiaries and we refer to the interests in these vessels collectively as the predecessor vessel interests.
      To the extent the Concordia, Stena and Fram assets, liabilities, revenues and expenses relate to the predecessor vessel interests, these have been identified and carved out for inclusion in the predecessor combined carve-out financial statements. Concordia, Stena and Fram’s shipping interests and other assets, liabilities, revenues and expenses that do not relate to the predecessor vessel interests are not included in the carve-out financial statements. In addition, the preparation of the carve-out financial statements required the allocation of certain assets, liabilities and expenses where these items were not identifiable as related to a predecessor vessel interest as set forth below. Our management believes that these allocations are reasonable to present the carve-out financial position, results of operations and cash flows.
      For purposes of preparing the predecessor combined carve-out financial statements, all assets, liabilities, revenues and expenses are derived directly from the predecessor vessel interests or have been made in connection with the following allocations:

Long term liabilities. Long term liabilities includes an allocated portion of amounts outstanding under a revolving credit facility with Concordia’s subsidiaries, guaranteed by Concordia, which have been allocated to the two Concordia predecessor vessel subsidiaries. This allocation is based on the number of vessels in Concordia’s fleet and the number of vessels owned by the Concordia predecessor vessel subsidiaries during the periods presented. After January 19, 2004 and through November 9, 2004, long term debt also included amounts outstanding under a $58 million secured loan facility with two of the Stena predecessor vessel subsidiaries. This facility was guaranteed by Stena and Fram in proportion to their ownership of these two Stena predecessor vessel subsidiaries. After June 11, 2004 and through November 9, 2004, long term debt also included amounts outstanding under a $53 million secured loan facility with another two of the Stena predecessor vessel subsidiaries which was guaranteed by Stena. The amount of interest expense reflected in the carve-out financial statements was determined by the amount of loans and advances outstanding from time to time and prevailing interest rates.

Administrative expense. Prior to November 10, 2004, administrative expense represents an allocation of Concordia’s administrative expenses, salaries and other employee related costs, office rents, legal and professional fees and other general administrative expenses based on the number of vessels in Concordia’s fleet and the number of vessels owned by the Concordia predecessor vessel subsidiaries and certain other legal, tax and auditing costs incurred directly by the Concordia predecessor vessel subsidiaries. After January 1, 2004, as a result of the commencement of operations of several of the vessels owned by the Stena predecessor vessel subsidiaries during the first six months of 2004, these costs also include an allocation of Stena’s administrative expenses, salaries and other employee related costs, office rents, legal and professional fees and other general administrative expenses based on the number of vessels in Stena’s fleet and the number of vessels owned by the Stena predecessor vessel subsidiaries and certain other legal, tax and auditing costs incurred directly by the Stena predecessor vessel subsidiaries.
Critical Accounting Policies and Estimates
      Our accounting policies are more fully described in Note 2 to the Notes to Consolidated Financial Statements included elsewhere in this report. As disclosed in Note 2 to the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic and industry conditions, present and expected conditions in the financial markets, and in some cases, the credit worthiness of counterparties to contracts. We regularly reevaluate these significant factors and make adjustments where facts and circum-

stances dictate. The following is a discussion of the accounting policies that we apply and that we consider to involve a higher degree of judgment in their application.

Basis of Accounting
      For the period from January 1, 2004 through November 9, 2004 and for years ended December 31, 2003 and prior, the financial information presented in this report has been carved out of the predecessor combined financial statements of Concordia and Stena and include the predecessor vessel interests.
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
      Concordia and Stena are shipping companies with activities that include, among others, the ownership and operation of tankers. The predecessor combined carve-out financial position, results of operations and cash flows presented in this report are not indicative of the results we would have achieved had we operated as an independent entity under our current ship chartering and other arrangements for the periods presented or for future periods. As of December 31, 2005, Stena and Concordia owned 4.5% and 9.9% respectively, of the common shares.

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

Results of Operations
      The discussion below compares our results of operations for the year ended December 31, 2005 to the year ended December 31, 2004 and for the year ended December 31, 2004 to the year ended December 31, 2003. For the period from January 1, 2005 through December 31, 2005, the financial information presented below reflects our results of operations as an independent company. For the period from January 1, 2004 through November 9, 2004 and for the year ended December 31, 2003, the predecessor combined financial information presented below has been carved out of the financial statements of Concordia and Stena and includes the predecessor vessel interests. For the 51-day period beginning November 10, 2004 and ending December 31, 2004, the financial information presented below reflects our results of operations following the completion of our initial public offering during which we operated as an independent company.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Total operating revenues, net
      Total operating revenues were $55.5 million in 2005 compared to $58 million in 2004. The 2005 revenues consisted of $52.6 million in basic hire and guaranteed additional hire related to the V-MAX vessels and $2.9 million of additional hire revenues related to profit sharing arrangements with the charterers. The 2005 revenues were lower than 2004 for two reasons. First, revenues during the period from January 1, 2004 through November 9, 2004 reflect revenues that Stena and Concordia earned from the time charter of the vessels operated on the spot market where rates were higher than the fixed rates that the Company earned in 2005 under our long term fixed rate charter arrangements. Second, during the 51-day period from November 10, 2004 through December 31, 2004, the tanker spot rates were higher than in 2005, resulting in a greater Additional Hire payments to the Company than for the fourth quarter of 2005. We expect that revenues related to basic hire and guaranteed additional hire related to the V-MAX vessels will increase in 2006 to approximately $67 million due to the incremental charter revenues from the two vessels purchased on January 5, 2006.
      The vessels were off hire for a combined total of 30 days in 2005, which is the same as the number of off hire days in 2004.

Total vessel operating expenses
      Total vessel operating expenses were $14.0 million in 2005 compared to $17.6 million in 2004. The decrease in vessel operating expenses in 2005 reflects the lower fixed vessel management fees related to our vessel management agreements with Northern Marine. We expect vessel operating expenses to increase in 2006 to approximately $18.2 million principally due to the addition of two new Product tankers in January 2006 and a 5% annual contractual increase in vessel operating expenses.

Depreciation
      Depreciation was $12.4 million in 2005 and $11.4 million in 2004. The increase in depreciation is attributed to the six vessels being in service for all of 2005 compared to 2004 when several of the vessels went into operation during the year. We estimate that depreciation in 2006 will be approximately $16.2 due to the two new vessels purchased in January 2006 at a book value of $46 million each depreciated on a straight-line basis with a useful life of 25 years.

Administrative expenses
      Administrative expenses were $2.5 million in 2005 compared to $1.7 million in 2004. The increase in administrative expenses is primarily attributed to costs of $500,000 for legal fees, bank fees and administrative costs associated with the purchase of two new vessels and the Company’s new $229.5 million secured term loan facility. In addition, we experienced higher administrative expenses associated with operating as a U.S. domestic reporting company and associated SEC reporting and Sarbanes-Oxley costs. We estimate that administrative expenses for 2006 will be approximately $2.5 — $2.7 million in 2006 which includes approximately $300,000 associated with the purchase of the two new vessels in January 2006.

Other expenses, net
      Other expenses, net represents interest expense, net of interest income and other financial items, including the net gain on the termination of an interest rate swap, as well as the unrealized loss on the fair value of an interest rate swap for our $229.5 million secured term loan facility. Other expenses, net were $4.6 million in 2005 compared to $6.9 million in 2004. The 2005 amount includes interest expense of $6.8 million and an unrealized loss of the fair value of an interest rate swap on our new $229.5 million term loan credit facility of $2.2 million, offset by a net gain on the termination of an interest rate swap and debt facility of $4.1 million, and interest income of $233,000. The net gain on the termination of the interest rate swap and debt facility includes a payment of $4.8 million for the value of the interest rate swap at termination less $700,000 in deferred financing costs incurred at the inception of the debt facility and associated legal expenses to terminate the interest rate swap and debt facility. With respect to our new $229.5 term loan credit facility, by entering into an interest rate swap agreement, we have fixed the interest rate under the facility at 5.7325% for the five-year term. We estimate that interest expense under the new facility will be approximately $13.2 million per year. Our Board of Directors has designated the $4.8 million cash benefit from the termination of interest rate swap to offset the interest costs under the new credit facility. We expect to offset the higher interest costs each quarter through our cash dividend distribution of a pro rata portion of the $4.8 million (approximately $240,000 per quarter) benefit from the interest rate swap. As a result of the prorated benefit from the termination of the interest rate swap, we expect our cash interest costs per year to approximate $12.3 million. Because substantially all of our revenues and expenses are denominated in U.S. dollars, we do not expect foreign exchange fluctuations to have a significant effect on our future results of operations.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Total operating revenues, net
      Total operating revenues, net of commission expenses, were $58.0 million in 2004 compared to $28.8 million in 2003. These revenues consisted of $48.5 million in revenues during the period from January 1, 2004 through November 9, 2004 and $9.5 million during the 51-day period following our initial public offering during which our vessels were operated under our current charters and ship management agreements. Our revenues for this 51-day period consisted of $7.0 million in basic hire and $2.5 million in additional hire. During the 51-day period, the charterers operated our Panamax tankers and Product tankers in the spot market, resulting in payment to us of $2.1 million of additional hire. These four vessels benefited from the exceptionally high tanker spot rates during November and December 2004. In addition, the two V-MAX tankers that are sub-chartered to Sun International generated $0.4 million of additional hire.
      Revenues during the period from January 1, 2004 through November 9, 2004 reflect revenues that Stena and Concordia earned from the time charter of the vessels. The two V-MAX tankers were operated during all of 2003 and the entire period from January 1, 2004 through November 9, 2004. The two Panamax tankers were delivered in January and April, 2004. The two Product tankers were delivered in February and March 2004.
      The vessels were off hire for a combined total of 30 days in 2004, compared to 4.3 days off hire for 2003. The vessels were off hire for 3.3 days during the 51-day period following our initial public offering from November 10, 2004 through December 31, 2004.

Total vessel operating expenses
      Total vessel operating expenses were $17.6 million in 2004 compared to $6.6 million in 2003. Vessel operating expenses for the period from November 9, 2004 through December 31, 2004 were $1.9 million, reflecting the fixed amounts payable under our ship management agreements. The increase in vessel operating expenses in the period in 2004 prior to our initial public offering compared to 2003 reflect the delivery to Stena and Concordia of four new vessels during 2004.

Depreciation
      Depreciation was $11.4 million in 2004 and $6.9 million in 2003. During the 51-day period from November 10, 2004 to December 31, 2004, depreciation was $1.7 million.

Administrative expenses
      Administrative expenses were $1.7 million in 2004 compared to $0.9 million in 2003. Administrative expenses in the 51-day period following our initial public offering were $0.7 million.

Other expenses, net
      Other expenses, net represents interest expense, net of interest income and other financial items. Other expenses, net were $6.9 million in 2004 and $4.7 million in 2003. The 2004 amount reflects primarily interest expense of $6.7 million, which included interest expense of $0.9 million for the 51-day period following our initial public offering. Subsequent to our initial public offering, our interest expense reflects interest payable under our $135 million secured term loan facility, which we refinanced in December 2005. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 4.8% per year. Interest expense prior to November 10, 2004 reflects interest on long term debt of Stena and Concordia that was allocated to the predecessor vessel interests. Other expenses, net in 2004 also included interest income of $49,000. Because substantially all of our revenues and expenses are now denominated in U.S. dollars, we do not expect foreign exchange fluctuations to have a significant effect on our future results of operations.
Liquidity and Capital Resources
      We operate in a capital intensive industry. Our liquidity requirements relate to our operating expenses, including payments under our ship management agreements, quarterly payments of interest and the payment of principal at maturity under our $229.5 million secured term loan facility and maintaining cash reserves to provide for contingencies.
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
      On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229,500,000. The purpose of the term loan agreement was to (1) refinance our existing indebtedness under its $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. is acting as agent, (2) finance the purchase price of two new Product tankers from the Stena Group and (3) general corporate purposes. Arlington completed the refinancing of its existing indebtedness in December 2005 and completed the vessel acquisitions in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the value of our vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, Arlington has entered into an interest rate swap agreement with the Royal Bank of Scotland. As a result of this swap, we fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the benefit that the Company received from the termination of its existing swap with Fortis Bank of $4.8 million that has been designated by the Board of Directors to offset the higher interest costs of the new $229.5 million term loan facility. The term loan agreement provides that if at any time the aggregate market value of Arlington’s vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, Arlington must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital.
      We had outstanding long term debt of $135 million as of December 31, 2005. This amount reflects outstanding borrowings under our secured term loan facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year. Our long term debt outstanding as of December 31, 2004 was $135 million representing borrowings under our prior credit facility that were used to purchase our initial six vessels in conjunction with the Company’s initial public offering. See “Our Secured Term Loan Facility” below for more information regarding our secured term loan facility.
      As of December 31, 2005, we had cash and cash equivalents of $11.8 million. Net cash provided by operating activities in 2005 was $35.3 million.
      Net cash used in investing activities in 2005 was $2.5 million. This amount relates to the purchase of marketable securities in the fourth quarter with a maturity greater than 90 days.
      Net cash used by financing activities in 2005 was $26.9 million, which principally consisted of dividend payments made in 2005.
      We collect our basic hire monthly in advance and pay our ship management fees monthly in advance. We receive additional hire payable quarterly in arrears. We expect charter revenues will be sufficient to cover our ship management fees, interest payments, administrative expenses and other costs and to continue to pay quarterly dividends as described below in under the caption Dividend Policy.
Dividend Policy
      We have paid dividends on our common shares quarterly since our incorporation in September, 2004, as discussed above under the caption “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchaser of Equity Securities — Dividends”.
      The January 2005 dividend was based on our operating results for the 51-day period from the completion of our initial public offering on November 10, 2004 through the end of our fiscal year on December 31, 2004. In that period, we earned Additional Hire of $2.5 million, including Additional Hire of $2.1 million on vessels other than the V-MAX tankers. The May 2005 dividend was based on our operating results for the first quarter of the fiscal year ending December 31, 2005. In that period, we earned Additional Hire of $2.2 million, including Additional Hire of $1.5 million on vessels other than the V-MAX tankers. The August 2005 dividend was based on our operating results for the second quarter of the fiscal year ending December 31, 2005. In that period, we earned Additional Hire of $1.1 million, including Additional Hire of $400,000 on vessels other than the V-MAX tankers. The November 2005 dividend was based on our operating results for the third quarter of the fiscal year ending December 31, 2005. In that period, we earned Additional Hire of $706,000, including Additional Hire of $13,000 on vessels other than the V-MAX tankers.
      We intend to continue to pay quarterly cash dividends denominated in U.S. dollars to the holders of our common shares in amounts substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our board of directors. We intend to declare those dividends in January, April, July and October of each year and pay those dividends in the subsequent month. Distributions to shareholders are applied first to retained earnings. When retained earnings are not sufficient, distributions are applied to additional paid-in capital.

      There are restrictions that limit our ability to declare dividends, including those established under Bermuda law and under our secured term loan agreement. In addition to the discussion below, please see “Item 1A. Risk Factors — We cannot assure you that we will pay any dividends” and “— We may not be able to recharter our vessels profitably after they expire, unless they are extended at the option of the Charterers.”
      Under Bermuda law a company may not declare or pay dividends if there are reasonable grounds for believing either that the company is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the sum of its liabilities and its issued share capital (par value) and share premium accounts (share premium being the amount of consideration paid for the subscription of shares in excess of the par value of those shares). As a result, in future years, if the realizable value of our assets decreases, our ability to pay dividends may require our shareholders to approve resolutions reducing our share premium account by transferring an amount to our contributed surplus account.
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
      The table below sets forth amounts that would be available to us for the payment of dividends for each of the fiscal years set forth below assuming that:

•	the Basic Hire is paid on all of our tankers and all of our tankers are on hipppre for 360 days per fiscal year;

•	no Additional Hire is paid other than the Additional Hire based on the current sub-charters with Sun International;

•	we have no cash expenses or liabilities other than the ship management agreements, our current directors’ fees, the current salaries and benefits of our President and our Chief Financial Officer, currently anticipated administrative and other expenses and interest under our credit facility;

•	we pay no U.S. federal income taxes and minimal U.S. state and payroll taxes or have to fund any required capital expenditures with respect to our vessels;

•	no cash reserves are established by our board of directors;

•	we remain in compliance with our credit facility which requires, among other things, that the market value of our vessels exceeds 140% of our borrowings under the facility (or 125% if the loan amount at the time of such dividend all of our vessels are on time charter for a remaining period of at least 12 months) in order to pay dividends;

•	we do not issue any additional common shares or other securities or borrow any additional funds; and

•	the Charterers do not exercise any options to extend the terms of the Charters.
      The table below does not reflect noncash charges that we will incur, primarily depreciation on our vessels. The timing and amount of dividend payments will be determined by our board of directors and will depend on our cash earnings, financial condition, cash requirements and availability and the provisions of Bermuda law affecting the payment of dividends and other factors. The table below does not take into account any expenses we will incur if the subsidiaries of Concordia and Stena and the two companies owned by Stena and Fram exercise their rights to have us register their shares under the registration rights agreement. For an overview of the registration rights agreement, see “Item 1A. Risk Factors — If a significant number of our common shares are sold in the market, the market price of our common shares could significantly decline, even if our business is doing well.”

      We cannot assure you that our dividends will in fact be equal to the amounts set forth below. The amount of future dividends set forth in the table below represents only an estimate of future dividends based on our charter contracts, ship management agreements and an estimate of our other expenses and assumes that none of our expenses materially increase during the periods set forth below. The amount of future dividends, if any, could be affected by various factors, including the loss of a vessel, required capital expenditures, cash reserves established by our board of directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings or future issuances of securities, many of which will be beyond our control. As a result, the amount of dividends actually paid may vary from the amounts currently estimated and such variations may be material. There can be no assurance that any dividends will be paid. See “Item 1A. Risk Factors — We cannot assure you that we will pay any dividends” and “— We may not be able to recharter our vessels profitably after they expire, unless they are extended at the option of the Charterers.”
      Based on the assumptions and the other matters in the preceding paragraphs, we estimate that the amount of cash available for dividends for each of the fiscal years set forth below would be as follows.

	Fiscal Year Ending
	December 31,

	2006	2007	2008

	(In millions of $, except
	per share amounts)
Basic Hire	64.3	65.0	65.7
V-MAX Additional Hire	2.4	1.0	—
Vessel operating expenses	(18.2)	(18.9)	(19.6)
Cash Administrative expenses(1)	(2.2)	(2.2)	(2.3)
Cash interest cost(2)	(12.3)	(12.3)	(12.3)

Cash available for dividends	34.0	32.6	31.5

Estimated dividends per share(3)	$2.19	$2.10	$2.03

(1)	Cash administrative expenses exclude approximately $300,000 that we expect to incur in 2006 related to the purchase of the two new Product tanker and will be funded by our new $229.5 million term loan facility.

(2)	Cash interest costs reflects the benefit of approximately $1 million per year from the 2005 termination of the Interest Rate Swap with Fortis Bank. The interest expense for each year will be approximately $13.2 million ($229.5 million at 5.7325%).

(3)	Based on 15,500,000 issued and outstanding common shares.
      We believe that our cash flow from our Charters will be sufficient to fund our interest payments under our term loan agreement and our working capital requirements for the short and medium term. To the extent we intend to pursue vessel acquisitions, we will need to obtain additional capital. Our longer term liquidity requirements include repayment of the principal balance of our secured term loan facility in January 2011. We will require new borrowings or issuances of equity or other securities to meet this repayment obligation.
Our Secured Term Loan Facility
      The following summary of the material terms of our term loan facility does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the our new Term Loan Agreement. For more complete information, you should read the entire Secured Loan Facility Agreement filed as an exhibit to our Form 8-K filed on December 16, 2005.
      On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229,500,000. The purpose of the term loan agreement was to (1) refinance the Company’s existing indebtedness under its debt facility with a group of banks for which Fortis Bank (Nederland) N.V. is acting as agent, (2) finance the purchase price of two new Product tankers from the Stena Group and (3) general corporate purposes. Arlington completed the refinancing of its existing indebtedness of $135 million in December 2005 and completed the vessel acquisitions in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bears interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the value of the Company’s vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, Arlington has entered into an interest rate swap agreement with the Royal Bank of Scotland. As a result of this swap, we have fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the benefit that the Company received from the termination of its interest rate swap with Fortis Bank of $4.8 million that has been designated by the Board of Directors to offset the higher interest costs of the new $229.5 million term loan facility.
      The term loan agreement contains restrictive covenants that prohibit Arlington and its vessel owning subsidiaries from, among other things: permitting certain liens on assets; selling or otherwise disposing of the our vessels or selling other assets other than in arm’s-length transactions; acquiring assets outside the ordinary course of the our business, other than vessels; merging, amalgamating or entering into similar agreements with other entities; entering into certain types of vessel charters, including time charters or consecutive voyage charters of greater than 13 months (other than Arlington’s existing vessel charters and the charters to be entered into in connection with its new vessels to be acquired from Stena Group); de-activating any vessel; and paying dividends in certain circumstances.
      The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital. In addition, the Loan Agreement contains covenants with respect to providing financial information to the lender and the maintenance of insurance on the Company’s vessels.
      Events of default under the term loan agreement include, among others, cross defaults to other indebtedness in excel of $1 million, certain change control of Arlington or its vessel owning subsidiaries and certain payment breaches under the Charters. The term loan agreement provides that upon the occurrence of an event of default, the lender may require that all amounts outstanding be repaid immediately and terminate the Company’s ability to borrow under the term loan agreement and foreclose on the mortgages over the vessels and the related collateral.
Long Term Financial Obligations and Other Commercial Obligations
      Our long term financial obligations and other commercial obligations as of December 31, 2005 are as follows:

	Payments Due by Period

		One Year	2-3	4-5	More Than
Commercial and Contractual Obligations	Total	or Less	Years	Years	5 Years

	(In thousands of $)
Long term debt, including current maturities(1)	$135,000	—	—	—	$135,000
Interest Payments(2)	38,910	7,739	15,478	15,478	215
Purchase obligations(3)	59,338	14,318	30,861	14,159	—
Total	$233,248	22,057	46,339	29,637	$135,215

(1)	Refers to our expected interest payments over the term of our secured term loan facility after entering into swap arrangements at a fixed rate of 5.7325%. On January 5, 2006, as a result of our increase in long term debt to $229.5 million, our interest payment obligation increased to approximately $13.2 million annually.

(2)	Refers to our expected interest payments over the term of our secured term loan facility after entering into swap arrangements that swap LIBOR for a fixed rate of 4.9825% plus a margin of 75 basis points, or 5.7325%. On January 5, 2006, as a result of our increase in long term debt to $229.5 million, our interest payment obligation increased to approximately $13.2 million annually.

(3)	Refers to our fixed daily operating costs for our vessels under our ship management agreements with Northern Marine, which increase 5% annually. These costs are payable by us monthly in advance. On January 5, 2006, as a result of our purchase of two new Product tankers for $92 million, our purchase obligations increased by approximately $4 million per year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to market risk arising from changes in interest rates, primarily resulting from the floating rate of our borrowings. We use interest rate swaps to manage such interest rate risk. We have not entered into any financial instruments for speculative or trading purposes.
      The borrowings under our $229.5 million secured term loan facility bear interest at a floating rate of LIBOR (reset quarterly) plus a margin of 0.75%. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 5.7325% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured term loan facility. The unrealized loss on the fair value of the interest rate swap agreement as of December 31, 2005 was $2.2 million.
      At December 31, 2004, we had a $135 million debt facility with a group of banks led by Fortis Bank N.V. We entered into an interest rate swap agreement at the inception of the debt facility that effectively fixed the interest rate under the debt facility at 4.76%. The fair value of our Fortis interest rate swap at December 31, 2004 was 1.2 million. In December 2005 we terminated the Fortis debt facility and the corresponding interest rate swap agreement. We realized a net gain of $4.1 million on the termination of the interest rate swap and debt facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ARLINGTON TANKERS LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Arlington Tankers Ltd.
      We have audited the accompanying consolidated balance sheet of Arlington Tankers Ltd. and its subsidiaries (“the Company”) as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arlington Tankers Ltd. and its subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
KPMG LLP
Stamford, Connecticut
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Arlington Tankers Ltd.
      We have audited the accompanying consolidated balance sheet of Arlington Tankers Ltd. and its subsidiaries (“the Company”) as of December 31, 2004 and the related consolidated statements of operations and comprehensive income, changes in combined predecessor equity and shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arlington Tankers Ltd. and its subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.
KPMG
Chartered Accountants
Hamilton, Bermuda
May 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Arlington Tankers Ltd.
      We have audited the accompanying predecessor combined carve-out statements of operations, changes in combined predecessor equity, and cash flows of the predecessor to Arlington Tankers Ltd. and its subsidiaries (“the Company”) for the year ended December 31, 2003. These predecessor combined carve-out financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the aforementioned predecessor combined carve-out financial statements present fairly, in all material respects, the results of operations and cash flows of the predecessor to the Company for the year ended December 31, 2003, in conformity with United States generally accepted accounting principles.
KPMG Bohlins AB
Stockholm, Sweden
October 20, 2004

/s/ Cronie Wallquist

Cronie Wallquist
Partner

ARLINGTON TANKERS LTD.
Consolidated Balance Sheets as of
December 31, 2005 and 2004

	December 31,	December 31,
	2005	2004

	(In thousands of $, except
	share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$11,839	$5,960
Short-term investments	2,500	—
Prepaid expenses and accrued income	283	1,346
Other receivables	1,601	2,102

Total current assets	16,223	9,408
Vessels, net	269,031	281,441
Deferred debt issuance cost	1,193	787
Interest rate swap agreement at fair value	—	1,214

Total assets	$286,447	$292,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,399	$1,323
Unearned charter revenue	2,237	2,040

Total current liabilities	4,636	3,363
Long term liabilities
Interest rate swap agreement at fair value	2,160	—
Long term debt	135,000	135,000

Total liabilities	141,796	138,363

Shareholders’ equity
Common shares, par value $0.01 per share, authorized 60,000,000 shares at December 31, 2005 and 20,000,000 December 31, 2004, issued and outstanding 15,500,000 and 15,500,000 shares as of December 31, 2005 and 2004, respectively	155	155
Preference shares, par value $0.01 per share, 4,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	138,038	148,828
Accumulated other comprehensive income	—	1,214
Retained earnings	6,458	4,290

Total shareholders’ equity	144,651	154,487

Total liabilities and shareholders’ equity	$286,447	$292,850

See accompanying notes to these Consolidated Financial Statements.

ARLINGTON TANKERS LTD.
Consolidated Statements of Operations and Comprehensive Income for the years ended
December 31, 2005, 2004 and 2003

	Year Ended December 31,

	2005	2004	2003

	(In thousands of $, except share
	and per share amounts)
Operating revenues
Charter revenues	$55,455	$59,602	$29,963
Commission to Stena	—	(501)	(375)
Commission to others	—	(1,143)	(750)

Total operating revenues, net	55,455	57,958	28,838
Operating expenses
Vessel operating expenses, other	13,999	15,988	5,995
Vessel operating expenses, Stena	—	1,374	191
Vessel operating expenses, Concordia	—	213	420
Depreciation	12,411	11,421	6,872
Administrative expenses	2,494	1,676	927

Total operating expenses	28,904	30,672	14,405

Operating income	26,551	27,286	14,433

Other income (expenses)
Interest income	233	49	—
Interest expense, Concordia	—	(654)	(2,250)
Interest expense, Stena	—	(1,836)	—
Interest expense, Fram	—	(133)	—
Interest expense, other	(6,766)	(4,088)	(2,442)
Unrealized (loss) on interest rate swap	(2,160)	—	—
Net gain on termination of interest rate swap and debt facility	4,055	—	—
Foreign currency exchange loss	—	—	(3,654)
Other financial items	—	(273)	(174)

Other income (expenses), net	(4,638)	(6,935)	(8,520)

Net income	21,913	20,351	5,913

Other comprehensive (loss) income
Net unrealized gain on derivative instrument during the year	(1,214)	1,214	—

Total other comprehensive (loss) income	(1,214)	1,214	—

Comprehensive income	$20,699	$21,565	$5,913

Earnings per common share — basic and diluted	$1.41	$0.28 (1)	N/A

Weighted average number of shares outstanding — basic and diluted	15,500,000	15,500,000 (1)	N/A

(1)	As described further in Note 1, the Company completed its initial public offering on November 10, 2004. As a result, the weighted average number of shares outstanding reflects the period November 10, 2004 through December 31, 2004. In addition, the earnings per common share is also presented for the period November 10, 2004 through December 31, 2004, as the earnings for the period January 1, 2004 through November 9, 2004 accrued to the benefit of the predecessor shareholders.
See accompanying notes to these Consolidated Financial Statements.

ARLINGTON TANKERS LTD.
Consolidated Statements of Combined
Predecessor Equity and Shareholders’ Equity
for the years ended December 31, 2005, 2004 and 2003

	Year Ended December 31,

	2005	2004	2003

	(In thousands of $)
COMBINED PREDECESSOR EQUITY
Balance at the beginning of the year	$—	$15,710	$9,773
Net income attributable to predecessor shareholders	—	16,061	5,913
Shares issued	—	—	24
Contribution by predecessor shareholders	—	38,001	—
Distribution to predecessor shareholders	—	(69,772)	—

Total combined predecessor equity	$—	—	$15,710

SHAREHOLDERS’ EQUITY
COMMON SHARES
Balance at the beginning of the year	$155	$—
Shares issued	—	167
Repurchase of founder shares	—	(12)

Balance at the end of the year	155	155

ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the year	148,828	—
Contribution by shareholders*		292,198
Dividend paid in excess of retained earnings	(10,790)
Deemed distribution to predecessor shareholders	—	(143,370)

Balance at the end of the year	138,038	148,828

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at the beginning of the year	1,214	—

Reclassification to earnings	(4,076)	152
Current period net changes in hedging transactions	2,862	1,062

Other comprehensive income/(loss)	(1,214)	1,214

Balance at the end of the year	—	1,214

RETAINED EARNINGS
Balance at the beginning of the year	4,290	—
Net income for 2005 and the period from November 10, 2004 through December 31, 2004	21,913	4,290
Dividends paid	(19,745)

Balance at the end of the year	6,458	4,290

Total shareholders’ equity	$144,651	$154,487

*	For 2004 the contribution by shareholders is shown net of underwriting discounts and commissions of $15.2 million and initial public offering expenses of $2.5 million.
See accompanying notes to these Consolidated Financial Statements.

ARLINGTON TANKERS LTD.
Consolidated Statements of Cash Flows for the years ended
December 31, 2005, 2004 and 2003

	Year Ended December 31,

	2005	2004	2003

	(In thousands of $, except share
	and per share amounts)
Operating activities
Net income	$21,913	$20,351	$5,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,411	11,421	6,872
Realized gain from the termination of interest rate swap	(4,800)	—	—
Unrealized (loss) on interest rate swap	2,160	—	—
Unrealized exchange losses	—	—	3,654
Amortization of debt issuance costs	128	209	64
Write-off of debt issuance costs	665	—	—
Changes in operating assets and liabilities:
Prepaid expenses and accrued income	1,063	(1,138)	140
Other receivables	501	(1,896)	(200)
Accrued expenses and other current liabilities	1,076	833	(1,068)
Unearned revenue	197	2,040	—

Net cash provided by operating activities	35,314	31,820	15,375

Investing activities
Capital expenditure on vessels	—	102,212	36,488
Purchase of short-term investments	(2,500)	—	—

Net cash used in investing activities	(2,500)	(102,212)	(36,488)

Financing activities
Proceeds from long term debt	135,000	239,666	—
Repayment of long term debt	(135,000)	(146,000)	(63,666)
Dividend payments from retained earnings	(19,745)	—	—
Dividend payments from paid in capital	(10,790)	—	—
Proceeds from interest rate swap	4,800	—	—
Increase in debt issuance costs	(1,200)	(838)	—
Increase (decrease) in amounts due to Stena and Concordia	—	(127,706)	78,183
Increase (decrease) in amount due to Fram	—	(7,176)	7,176
Distribution to predecessor shareholder	—	(69,772)	—
Proceeds on issues of new shares	—	211,353	—
— Deemed distribution to predecessor shareholders	—	(62,370)	—
Issue of share capital — founder shares	—	12	—
Repurchase of share capital — founder shares	—	(12)	—
Predecessor paid-in capital	—	38,001	24

Net cash provided by (used in) financing activities	(26,935)	75,158	21,717

Net increase in cash	5,879	4,766	604
Cash and cash equivalents at beginning of year	5,960	1,194	590

Cash and cash equivalents at end of year	$11,839	$5,960	$1,194

Supplemental Cash Flow Information
Interest paid	$6,735	$6,711	$5,905

      As described in Note 1, the Company completed its initial public offering on November 10, 2004 by issuing and selling 11,450,000 common shares, par value $0.01 per share, at a price to the public of $20 per share, raising gross proceeds (before underwriting discounts and commissions of $15.2 million and initial public offering expenses of $2.5 million) of $229 million. Simultaneously, the Company issued a total of 4,050,000 common shares at a price of $20 per share to Stena, Concordia and Fram, or total consideration of $81 million, as part of the settlement of the purchase price of the Vessels acquired. On acquisition of the Vessels, the excess of the purchase price over the historical book value at which the predecessor shareholders carried the Vessels on their books was considered a deemed distribution of $143.3 million to those predecessor shareholders.
See accompanying notes to these Consolidated Financial Statements.

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements
December 31, 2005, 2004 and 2003

NOTE 1.	GENERAL
      Arlington Tankers Ltd. and its subsidiaries (collectively, the “Company”) were incorporated in September 2004 under the laws of Bermuda for the purpose of acquiring six tanker vessels (the “Vessels”) from subsidiaries of Stena AB (“Stena”), Concordia Maritime AB (“Concordia”) and two companies owned 75% by Stena and 25% by Fram Shipping Co. Ltd (“Fram”). In November 2004, the Company completed its initial public offering by issuing and selling to the public 11,450,000 common shares, par value $0.01 per share, at a price to the public of $20.00 per share, raising gross proceeds of $229 million before deduction of underwriting discounts, commissions and expenses of approximately $17.7 million. Simultaneously, the Company issued a total of 4,050,000 common shares at a price of $20.00 per share to Stena, Concordia and Fram, or total consideration of $81 million, as part of the settlement of the purchase price of the Vessels acquired. On that date the Company also raised $135 million of secured debt (before expenses of approximately $0.8 million) as part of the financing of the Vessels. On acquisition of the Vessels, the excess of the purchase price of $426.5 million over the historical book value of $283.2 million at which the predecessor shareholders carried the Vessels on their books was considered a deemed distribution of $143.3 million to those predecessor shareholders. An aggregate of 1,717,500 of these shares were sold in the initial public offering in connection with the underwriters’ exercise of their over-allotment option. The Company did not receive any proceeds from the sale of shares by the selling shareholders. Concurrent with the closing of this initial public offering, the Company completed the acquisition of two V-Max VLLC’s from Concordia, two Product tankers from Stena, and two Panamax tankers from companies owned jointly by Stena and Fram.
      As of February 10, 2005, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of the outstanding common shares.
      The Vessels are currently owned by six subsidiaries of the Company (each, a “Vessel Subsidiary”). The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel.
      The following table sets out the details of the Vessel Subsidiaries included in these consolidated financial statements:

				Deadweight Cargo
		Country of		Capacity (Metric
Name	Vessel	Incorporation	First Day of Service	Tones)

Vision Ltd.	Stena Vision	Bermuda	April 24, 2001	314,000
Victory Ltd.	Stena Victory	Bermuda	June 29, 2001	314,000
Companion Ltd.	Stena Companion	Bermuda	January 18, 2004	72,000
Compatriot Ltd.	Stena Compatriot	Bermuda	April 15, 2004	72,000
Concord Ltd.	Stena Concord	Bermuda	February 26, 2004	47,400
Consul Ltd.	Stena Consul	Bermuda	March 26, 2004	47,400
      Effective November 10, 2004, the Company has chartered the Vessels to subsidiaries of Stena and Concordia (the “Charterers”) under five-year fixed rate charters, increasing annually by an amount equal to the annual increase in the fees under the Company’s ship management agreements. Under the Charters, in addition to the fixed rate basic hire, each Vessel has the possibility of receiving additional hire from the Charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. Additional hire is not guaranteed, and correlates to weighted average historical voyage rates for the specified routes. The Charters contain three one-year options on the part of the Charterers to extend the terms of the Charters. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the Charters. See Note 14 — Subsequent Events for amendments to these agreements.

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)
      Effective November 10, 2004, the Company has also entered into ship management agreements with Northern Marine Management Ltd., a wholly owned subsidiary of Stena. The ship management agreements provide for the technical management of the Vessels.
      The following table sets forth the daily Basic Hire for Arlington Tankers’ initial six vessels.

	Stena Vision,	Stena	Stena	Stena	Stena
	Stena Victory	Compatriot	Companion	Consul	Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)

Nov. 11, 2004 - Nov. 10, 2005	$35,700	$17,400	$17,400	$15,500	$15,500
Nov. 11, 2005 - Nov. 10, 2006	36,075	17,688	17,688	15,765	15,765
Nov. 11, 2006 - Nov. 10, 2007	36,469	17,989	17,989	16,043	16,043
Nov. 11, 2007 - Nov. 10, 2008	36,882	18,306	18,306	16,335	16,335
Nov. 11, 2008 - Nov. 10, 2009(1)	37,316	18,639	18,639	16,642	16,642
Nov. 11, 2009 - Nov. 10, 2010(2)	37,772	18,989	18,989	16,964	16,964
Nov. 11, 2010 - Nov. 10, 2011(3)	38,251	19,356	19,356	17,303	17,303
Nov. 11, 2011 - Nov. 10, 2012	38,753	19,741	—	17,658	—
Nov. 11, 2012 - Nov. 10, 2013	—	20,145	—	18,031	—

(1)	This period is the first for which the Charterer has the option to extend the Charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the Charters for the V-MAX Tankers, Stena Vision and Stena Victory. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the Charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
      The related ship management agreement provides that Northern Marine will reimburse the Company for any reduced hire or off-hire if the total of the reduced hire and off-hire days as specified in the ship management agreement exceeds five days during each twelve-month period following the date the vessels are delivered to the Company to ensure that it receives a total of 360 days of Basic Hire for each vessel during that period. However, there is no obligation on the part of Northern Marine to compensate the Company for lost Additional Hire as a result of any off-hire periods.
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

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)
      The Calculation Period is the twelve-month period ending on the last day of each calendar quarter, except that in the case of the first three full calendar quarters following the commencement of the Company’s Charters, the Calculation Period is the three, six and nine month periods, respectively, ending on the last day of such calendar quarter and the first calendar quarter also includes the period from the date of the commencement of the Company’s Charters to the commencement of the first full calendar quarter.
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

NOTE 2.	ACCOUNTING POLICIES
Basis of accounting
      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the assets and liabilities of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
      For the year ended December 31, 2005, the consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries as an independent company.
      For the year ended December 31, 2004, the consolidated financial statements include the predecessor combined carve-out financial statements of Concordia and Stena for the period January 1, 2004 through November 9, 2004 and the results of operations of the Company and its wholly owned subsidiaries for the 51 days from November 10, 2004 through December 31, 2004 during which the Company operated as an independent company.
      For the period from January 1, 2004 through November 9, 2004 and for the year ended December 31, 2003, the predecessor combined carve-out financial statements presented herein have been carved out of the financial statements of Concordia and Stena. The predecessor combined carve-out financial statements include the assets and liabilities, the results of operations and cash flows related to the Vessels for such periods. The predecessor combined carve-out financial statements are prepared in accordance with accounting principles generally accepted in the United States.
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

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)
Revenue recognition
      Revenues are generated from time charters and the spot market. Charter revenues are earned over the term of the charter as the service is provided. Probable losses on voyages are provided for in full at the time such losses can be estimated.
Comprehensive income
      Comprehensive income is defined as the change in the Company’s equity during the year from transactions and other events and circumstances from nonowner sources. Comprehensive income of the Company includes not only net income but also unrealized gains or losses on derivative instruments used in cash flow hedges of future variable-rate interest payments on the Company’s debt (see Note 9 and Note 10). Such items are reported as accumulated other comprehensive income (loss), a separate component of shareholders’ equity, until such time as the amounts are included in net income.
Commissions
      Commissions are expensed in the same period as time charter revenues are recognized. Commissions are deducted from charter revenues. There are no commissions associated with the time charters to Stena and Concordia effective November 10, 2004 described in Note 1.
Cash and cash equivalents and short-term investments
      The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash and cash equivalents. The Company considers all demand and time deposits and all highly liquid investments with an original maturity of greater than three months as of the date of purchase to be short-term investments. Cash and cash equivalents of $3.0 million and short-term investments of $2.5 million at December 31, 2005 and $5.2 million at December 31, 2004 are pledged as described in Note 9 and are held at a single financial institution with a Standard & Poor’s rating of A+. The carrying value of cash and cash equivalents and short-term investments approximates its fair value.
Foreign currency
      The functional currency of the Company and each of the Vessel Subsidiaries is the U.S. dollar.
      Monetary assets and liabilities denominated in foreign currencies are translated at the year end exchange rates. Foreign currency revenues and expenses are translated at transaction date exchange rates. Exchange gains and losses are included in the determination of net income. In 2005 and 2004 there were no foreign currency exchange gains and losses. In 2003 there was a loss of $3.7 million on foreign currency exchange included in other income (expenses) that was related to the predecessor companies.
Income taxes
      The Company is incorporated in Bermuda. Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received written assurance from the Minister of Finance in Bermuda that, in the event of any such taxes being imposed, the Company will be exempted from taxation until the year 2016.

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)
Vessels, net
      The cost of the Vessels is depreciated on a straight-line basis over their estimated useful lives of 25 years.
      Spare parts are stated at cost. The cost of spare parts is expensed at the time when the spare part is put in use.
Newbuildings
      The carrying value of Vessels under construction represents the accumulated costs that the Company has incurred by way of purchase installments, other capital expenditures, capitalized loan interest, associated finance costs and certain other costs. No charge for depreciation is made until the Vessel is put into operation. All interest is capitalized until delivery.
Impairment of long-lived assets
      The carrying value of long-lived assets that are held and used by the Company are reviewed on an annual basis for impairment or whenever events or changes in circumstances indicate that the carrying amount of the asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. In addition, long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less estimated costs to sell.
Deferred debt issuance cost
      Debt issuance costs, including debt arrangement fees, are capitalized and amortized on a straight-line basis over the term of the relevant debt. Amortization of debt issuance costs is included in interest expense.
Drydocking provisions
      Normal Vessel repair and maintenance costs are charged to expense when incurred.
      In the case of drydocking expenses, the Company uses a method that capitalizes dry docking costs as incurred and amortizes such costs as depreciation expense on a straight line basis over the period to the next scheduled drydocking. The time between required drydockings is 5 years. Under the terms of the ship management agreements, the manager is required, at its expense, to drydock the vessel once every 5 years. See Note 14 — Subsequent Events for amendments to the drydocking provisions.
Receivables
      Receivables are recorded at their expected net realizable value.
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

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)
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
Fair value of financial instruments
      Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair values for all financial instruments, both on- and off-balance-sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of December 31, 2005 and 2004.
Earnings per share
      Earnings per share are based on the weighted average number of common shares outstanding for the period presented. For all periods presented, the Company had no potentially dilutive securities outstanding and therefore basic and dilutive earnings per share are the same. The Company completed its initial public offering on November 10, 2004. As a result, the weighted average number of shares outstanding for 2004 reflects the period November 10, 2004 through December 31, 2004. In addition, the earnings per common share for 2004 is also presented for the period November 10, 2004 through December 31, 2004, as the earnings for the period January 1, 2004 through November 9, 2004 accrued to the benefit of the predecessor shareholders.
Distributions to shareholders (Dividend)
      The Company intends to pay a quarterly cash distribution denominated in U.S. dollars to the holders of its common shares in amounts substantially equal to the charter hire received from the Charterers, less cash expenses and less any cash reserves established by the Company’s board of directors. The Company intends to declare those dividends in January, April, July and October of each year and pay those dividends in the subsequent month. Distributions to shareholders are applied first to retained earnings at the beginning of the quarter. When retained earnings are not sufficient, distributions are applied to additional paid-in capital.

NOTE 3.	RECENTLY ISSUED ACCOUNTING STANDARDS
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (SFAS No. 153). SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” to require exchanges of nonmonetary assets be accounted for at fair value, rather than carryover basis. Nonmonetary exchanges that lack commercial substance are exempt from this requirement. SFAS 153 is effective for nonmonetary exchanges entered into in fiscal years beginning after June 15, 2005. The Company does not routinely enter into exchanges that could be considered nonmonetary, accordingly the Company does not expect the adoption of SFAS 153 to have a material impact on its consolidated financial statements.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, (Revised 2004) — Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS No. 123. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. Under SEC rules, the Company is allowed to implement SFAS No. 123R in the first quarter of its 2006 fiscal year. Since the Company does not currently have any equity compensation plans, it does not believe that the adoption of SFAS No. 123R will have a material impact on its consolidated financial statements.

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)
      In March 2005, The Financial Accounting Standards Board published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”, to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is intended to provide a more consistent recognition of liabilities relating to asset retirement obligations, additional information about expected future cash outflows associated with these obligations, and additional information about investments in long-lived assets, because it recognizes additional asset retirement costs as part of the assets carrying amounts. FIN 47 is effective for 2005. FIN 47 has not impacted the Company in 2005.

NOTE 4.	CHARTER REVENUES
      The minimum future revenues to be received by the Company under time charters for the six vessels in effect as of December 31, 2005 is $198.7 million, which represents the committed time charter income under the time charters in effect between the Company and Stena that expire November 2009. Please see Note 14 — Subsequent Events for information related to the purchase of two new Product tankers on January 5, 2006. Below is a summary of the minimum future revenues by year:

Minimum Future
Year	Charter Revenue

(In thousands
of $)
2006	$50,855
2007	51,570
2008	50,665
2009	45,591

NOTE 5.	OTHER RECEIVABLES

	December 31,	December 31,
	2005	2004

	(In thousands of $)
Additional hire revenue due from Stena	$1,601	$2,102

	$1,601	$2,102

      As of December 31, 2005 and December 31, 2004 other receivables represent amounts due under the additional hire profit share arrangement. These amounts are calculated quarterly in arrears.

NOTE 6.	NEWBUILDINGS

	December 31,	December 31,
	2005	2004

	(In thousands of $)
Opening Balance	$—	$36,185
Investments	—	102,212
Vessels delivered	—	(138,397)

Closing Balance	$—	$—

      Investments include $1.6 million of capitalized interest and associated finance costs for the year ended December 31, 2004.

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)

NOTE 7.	VESSELS, NET

	December 31,	December 31,
	2005	2004

	(In thousands of $)
Vessels
Cost	$310,426	$310,426
Accumulated depreciation	(41,395)	(28,985)

Net book value at end of year	269,031	281,441
Spare parts	—	—

Vessels, net	$269,031	$281,441

      The vessels are pledged as described in Note 9.
      There have been no drydocking costs capitalized through December 31, 2005.

NOTE 8.	DEFERRED DEBT ISSUANCE COST
      Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in other interest expense. As of December 31, 2005 the balance relates entirely to the Company’s $229.5 million secured term loan facility. As of December 31, 2004 the deferred charges related to the Company’s $135 million secured credit facility with a group of banks lead by Fortis Bank N.V. The Fortis Bank deferred charges were written off in December 2005 in connection with the Company’s termination of the Fortis debt facility and interest rate swap, and the execution of a new $229.5 million term loan facility with The Royal Bank of Scotland plc. Deferred debt issuance cost is comprised of the following amounts.

	December 31,	December 31,
	2005	2004

	(In thousands of $)
Debt arrangement fees	$1,200	$810
Accumulated amortization	(7)	(23)

Deferred debt issuance cost	$1,193	$787

      Amortization expense relating to the Fortis Bank deferred debt issuance costs during 2005 and 2004 amounted to $121,000 and $23,000, respectively.

NOTE 9.	DEBT

	December 31,	December 31,
	2005	2004

	(In thousands of $)
Secured credit facility	$135,000	$135,000
Revolving credit facility	—	—

Total debt	$135,000	$135,000

      On December 12, 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provided for a term loan facility of up to $229,500,000. The term loan agreement is secured by first priority mortgages over each of the six Vessels, assignment of earnings and insurances and the Company’s rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly owned subsidiaries and a charge over certain of

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)
the Company’s bank accounts. Arlington completed the refinancing of its existing $135 million indebtedness in December 2005 and completed the acquisition of two vessels in January 2006. As of December 31, 2005 the Company had $135 million in debt on the new term loan facility outstanding. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair value of the Company’s vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, Arlington has entered into an interest rate swap agreement with the Royal Bank of Scotland. As a result of this swap, the Company has fixed the interest rate on the term loan agreement at 5.7325%.
      The term loan agreement provides that if at any time the aggregate fair value of Arlington’s vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, Arlington must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital.
      In connection with the termination of the Fortis Bank debt facility, the Company recognized termination expenses of $745,000 consisting primarily of the write-off of unamortized deferred debt issuance costs of $665,000. The Company also received $4.8 million in connection with the termination of its interest rate swap agreement with Fortis Bank.
      As of December 31, 2004 the Company had a secured credit facility of $135 million with a group of banks lead by Fortis Bank N.V. The secured credit facility had an interest at LIBOR plus 1.00% per annum. The Company was required to enter into an interest rate swap to manage the interest rate exposure from floating to fixed. The swap fixes the rate at 3.76% per annum plus a margin of 1.00%. Interest and margin are payable quarterly in arrears. Concurrent with the expiration of the swap, the facility was scheduled to mature on November 9, 2009 with full repayment of the $135 million due at that time.
      The carrying value of long term debt approximates the fair value due to the credit facility’s floating rate terms.

NOTE 10.	FINANCIAL INSTRUMENTS
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
      The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)
flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Any other change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported currently in earnings.
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
      Interest rate swap agreements are contractual agreements between the Company and other parties to exchange the net difference between a fixed and variable interest rate periodically over the life of the contract without the exchange of the underlying principal amount of the agreement. The interest rate swaps were executed as integral elements of the Company’s financing transactions and risk management policies to achieve specific interest rate management objectives. At the time of obtaining its financing in 2004 and 2005, the Company entered into pay-fixed, receive-floating interest rate swap agreements to hedge its exposure to future cash flow variability resulting from variable interest rates on the Company’s debt. In 2004, the Company designates its interest rate hedge arrangements as hedges of the cash flows under the Company’s variable rate secured credit facility. Interest expense on the debt is adjusted to include the payments made or received under such hedge arrangements.
      In November, 2004, the Company had entered into two identical interest rate swaps to change the characteristics of interest payments on its secured credit facility of $135 million from LIBOR to a fixed rate of 3.76% plus a margin of 1%. The Company concluded that changes in the fair value of the two identical derivatives were highly effective and that the derivatives were designated and qualified as a cash-flow hedge, and were recorded in other comprehensive income. The fair value of the swaps at December 31, 2004 was $1.2 million. In December 2005, the Company terminated its $135 million credit facility and the corresponding interest rate swaps. The Company received a cash payment of $4.8 million as a result of terminating its interest rate swaps. In conjunction with the termination of the interest rate swaps, the Company incurred costs of approximately $745,000, primarily associated with the write-off of deferred debt issuance costs, resulting in a net realized gain in the fourth quarter of 2005 related to the termination of the interest rate swaps of $4.1 million.

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)
      Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. For the year ended December 31, 2005 and December 31, 2004, the Company had $724,000 and $152,000, respectively of reclassifications to increase interest expense. These reclassifications did not impact the Company’s obligation under its debt facilities however, these amounts represent the net payments made under the swap agreements that represent interest expense paid in excess of the variable interest incurred and paid under the debt facility. The following table summarizes interest expense incurred under the Company’s debt facilities and interest rate swap agreements since its inception on November 10, 2004, exclusive of amortized debt issue costs and other interest costs:

	2005	2004

	($ in thousands)
Interest related to floating rate debt facility	$5,861	$751
Interest related to fixed rate swap agreement	724	152

Total interest incurred under debt facility and interest rate swap	$6,585	$903

      The Company received a cash settlement of $4.8 million in December 2005 and reclassified this gain as a component of the net gain on the termination of the interest rate swaps and debt facility on the statement of operations.
      In December 2005, the Company entered into a new $229.5 million secured debt facility. On December 21, 2005 the Company completed an initial draw down of $135 million to repay its existing credit facility. In conjunction with the new debt facility, the Company entered into an interest rate swap to change the characteristics of the interest payments on its secured debt facility from LIBOR to a fixed rate of 5.7325%. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at December 31, 2005 was a liability of $2.2 million. Accordingly, the Company recorded a non-cash decrease in the fair value the interest rate swap of $2.2 million in current earnings as an unrealized loss in the fourth quarter of 2005. The fair market value of our interest rate swap will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate swap will decrease which will result in an additional unrealized loss in current earnings. If the implied forward interest rate curve increases, the fair market value of the interest rate swap will increase which will result in a reduction of the unrealized loss in current earnings. If the implied forward interest rate curves increase above the fixed rate of 5.7325%, the fair market value of the swap will increase and result in an unrealized gain on the swap. In either case, changes in the unrealized gain or loss as a result of fluctuations in the fair value of the interest rate swap did not impact the Company’s cash dividend payments.
      Except for these interest rate swaps, the Company had no other outstanding derivative instruments as of December 31, 2005 and December 31, 2004.
      The Company is exposed to credit loss in the event of non-performance by the counter-parties to its swap contracts. The Company minimizes its credit risk on these transactions by endeavoring to only deal with credit-worthy financial institutions, and therefore the Company views the risk of non-performance by the counter-parties as low.

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)

NOTE 11.	SHARE CAPITAL
      As of December 31, 2005, the Company’s authorized share capital is comprised of 60,000,000 common shares, par value $0.01 per share, and 4,000,000 undesignated preference shares, par value $0.01 per share. On July 22, 2005 at the Company’s Annual General Meeting of Shareholders, shareholders approved an increase in the number of authorized share capital by 40,000,000 common shares, par value $0.01 per share.
      As of December 31, 2004, the Company’s authorized share capital is comprised of 20,000,000 common shares, par value $0.01 per share, and 4,000,000 undesignated preference shares, par value $0.01 per share.
      As of December 31, 2005 and 2004, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no preference shares issued and outstanding.
      At the time of the Company’s incorporation, 6,000 founder shares, par value $1.00 per share, were issued to each of Stena and Concordia. The founder shares carried no voting rights at any time that shares of any other class were issued and outstanding, except as required by Bermuda law. The founder shares had no right to dividends. The founder shares were repurchased at par value and cancelled prior to December 31, 2004.
      As described in Note 1, the Company was incorporated in September 2004 and completed an initial public offering in November 2004. Prior to September 2004, the Company had not commenced operations and had no assets or liabilities. The combined predecessor equity as of December 31, 2003 represents an allocation from Stena and Concordia.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

	December 31,	December 31,
	2005	2004

	(In thousands of $)
Ship mortgages	$135,000	$135,000
      As of December 31, 2005, ship mortgages represent first mortgages on the six Vessels as collateral for amounts outstanding under the secured term loan facility with The Royal Bank of Scotland plc with a maturity date of January 11, 2011.
      As of December 31, 2004, ship mortgages represent first mortgages on the six Vessels as collateral for amounts outstanding under the secured credit facility with a group of banks lead by Fortis Bank N.V. which had a maturity date of November 9, 2009, but was terminated and paid in December 2005.
      The minimum future Vessel operating expenses to be paid by the Company under the ship management agreements in effect as of December 31, 2005 that expire in November 2009 and which increase 5% per year on November 9th is $59.3 million. Below is a summary by year of the minimum future Vessel operating expenses:

Minimum Future
Vessel Operating
Year	Expenses

(In thousands
of $)
2006	$14,318
2007	15,033
2008	15,828
2009	14,159
      The Company has guaranteed the obligations of each of its subsidiaries under the charters and ship management agreements described in Note 1.

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)
      The Company has entered into a registration rights agreement with subsidiaries of Concordia and Stena and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of December 31, 2005 the Company has not incurred any costs under this agreement.

NOTE 13.	RELATED PARTY TRANSACTIONS
      As described in Note 1, the Company was formed for the purpose of acquiring six Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004 as also described in Note 1. Prior to that date, the Vessels were traded in the spot market. As explained in Note 1, the Company has entered into time charters for the six Vessels with subsidiaries of Stena and Concordia through November 11, 2009. The revenue received from Stena and Corcordia in 2005 and 2004 under these contracts were $55.4 million and $9.5 million, respectively.
      The Company has also entered into ship management arrangements with a subsidiary of Stena through November 11, 2009. The amounts charged by a Stena subsidiary under this agreement in 2005 and 2004 were $14.0 million and $1.9 million, respectively.
      As disclosed in Note 14 — Subsequent Events, on January 5, 2006 the Company entered into a series of agreements with Stena Bulk, Northern Marine Management, and Stena Maritime in connection with the purchase of two vessels.
      Stena has agreed to guarantee the payment of amounts due to the Company by Northern Marine under the ship management agreements as a result of off hire or reduced hire of the vessels. In addition, if the Company terminates its ship management agreements with Northern Marine because Northern Marine has failed to perform its obligations under such agreements, Stena has agreed to provide a replacement ship manager to perform the obligations set forth in the ship management agreements on the same terms and for the same fixed amount payable to Northern Marine.
      In addition, the Company has entered into a registration rights agreement with the subsidiaries of Concordia and Stena and the companies owned by Stena and Fram pursuant to which it has agreed to register the shares owned by such companies for sale to the public.
      Prior to the acquisition of the Vessels by the Company on November 10, 2004, Stena provided commercial management services for the two V-MAX Vessels for SEK 50,000 (Swedish Kronas) per Vessel per month plus 1.25% of the time charter revenues of each Vessel. Stena also provided insurance services for the two V-MAX Vessels for $20,000 per year per Vessel up until the acquisition by the Company.
      Prior to the acquisition of the Vessels by the Company on November 10, 2004, Concordia charged the Company a fee for various administrative services. This fee was $0.2 million for the period January 1, 2004 though November 9, 2004 and $0.4 million in 2003.

NOTE 14.	SUBSEQUENT EVENTS
      On January 5, 2006, Arlington Tankers entered into a series of agreements (the “Transaction Documents”) with Stena Bulk, Northern Marine and Stena Maritime (“Stena Parties”), pursuant to which Arlington, through wholly owned subsidiaries, completed the purchase from subsidiaries of Stena Maritime two Product tankers (the “Vessels”) known as Stena Concept and Stena Contest for a purchase price per Vessel of $46,000,000. In connection with the acquisition of the Vessels, Arlington and the Stena Parties also entered into certain related agreements and amended certain of the agreements related to Arlington’s previously-acquired six vessels. At the closing of the acquisition, the subsidiaries of Arlington that purchased the Vessels and Stena Bulk entered into the Time Charter Parties. Under the Time Charter Parties, which are

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)
substantially similar to the Time Charter Parties that Arlington’s subsidiaries have entered into for Arlington’s previously-acquired six vessels, the Arlington subsidiaries that purchased the Vessels time chartered the Vessels to Stena Bulk for an initial fixed term that expires in January 2009 at the fixed daily basic hire. At the end of the initial three-year period, both Arlington and Stena Bulk have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months, at the fixed daily basic hire. If Stena Bulk exercises this option, there will be an additional hire provision during the 30-month period. If Arlington exercises this option, there will be no additional hire arrangement. Furthermore, if Stena Bulk exercises the 30-month option, there will be two additional one-year options, exercisable by Stena Bulk, at the fixed daily basic hire set forth below, but without an additional hire provision.
      At the closing of the acquisition, the Time Charter Parties for Arlington’s existing Product tankers and Panamax tankers were amended. These amendments modified the charter periods for Arlington’s previously-acquired Product tankers and Panamax tankers and provided certain changes to the calculation of additional hire under these Time Charter Parties. The amendments to the terms of the charters provided that (1) the five-year fixed term for one of the Product tankers (Stena Consul) and one of the Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by Stena Bulk and (2) the five-year fixed term for one of the Product tankers (Stena Concord) and one of the Panamax tankers (Stena Companion) was reduced to November 2008, followed by three one-year options exercisable by Stena Bulk. The term of the charters for the V-MAX tankers were not amended. The amendments to the additional hire provisions provided for certain favorable adjustments to fuel consumption metrics used in the calculation of additional hire for the Product tankers and Panamax tankers.
      At the closing of the acquisition, the Ship Management Agreements for Arlington’s existing vessels were amended. These amendments modified the provisions relating to drydocking of the vessels. Specifically, the amendments provided that all drydockings during the term of the Ship Management Agreements are to be at the sole cost and expense of Northern Marine. In addition, Northern Marine agreed to conduct at least one mid-period drydocking for each Product tanker and Panamax tanker prior to redelivery of such vessels. Furthermore, upon redelivery of the existing vessels to Arlington at the expiration of the Ship Management Agreements, Northern Marine has agreed to pay to Arlington a drydocking provision for each day from the completion of the last special survey drydocking during the term of the applicable Ship Management Agreement (or if no special survey occurs during the term of such agreement, from the date of commencement of such agreement), to date of redelivery at the daily rates specified in the Ship Management Agreements.
      On January 26, 2006, the Company declared a dividend of $8,215,000 or $0.53 per share, and paid that dividend on February 9, 2006 to shareholders of record as of February 7, 2006.

NOTE 15.	QUARTERLY FINANCIAL DATA (Unaudited)
      Quarterly financial data for fiscal year 2005 were as follows:

	Quarterly Financial Data

	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005

	(Unaudited)
	($ in thousands, except per share data)
Revenues	$14,292	$13,538	$13,322	$14,302
Operating expenses	6,857	7,027	6,937	8,081
Other income (expense), net	(1,623)	(1,623)	(1,630)	238
Net income	5,812	4,888	4,755	6,459
EPS basic and diluted	$0.38	$0.32	$0.31	$0.42
Dividend declared per share	$0.39	$0.55	$0.53	$0.50

ARLINGTON TANKERS LTD.
Notes to the Consolidated Financial Statements — (Continued)
      As described in the Company’s accounting policy, the dividend declared per share is the amount of dividend declared by the Company in the respective quarter and is calculated based on the previous quarters’ earnings.
      For the year ended December 31, 2004, the Company’s unaudited quarterly financial data includes the predecessor combined carve-out financial statements of Concordia Maritime AB (publ), or Concordia, and Stena AB (publ), or Stena, for the period January 1, 2004 through November 9, 2004 and the results of operations of Arlington Tankers and its wholly owned subsidiaries for the 51 days from November 10, 2004 through December 31, 2004.
      Quarterly financial data for fiscal year 2004 were as follows:

	Quarterly Financial Data

	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004

	(Unaudited)
	($ in thousands, except per share data)
Revenues	$9,327	$14,177	$16,618	$17,836
Operating expenses	4,785	6,927	8,947	10,013
Other income (expense), net	(1,627)	(2,366)	(1,304)	(1,638)
Net income	2,915	4,884	6,367	6,185
EPS basic and diluted	N/A	N/A	N/A	$0.28
Dividend declared per share	N/A	N/A	N/A	N/A

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      There have been no disagreements with our independent auditors on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Our management, with the participation of our co-chief executive officers and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our co-chief executive officers and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective because of a material weakness described below in Management’s Report on Internal Control Over Financial Reporting, (Item 9(a)(b), as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

(b)	Management’s Report on Internal Control Over Financial Reporting
      The management of Arlington Tankers is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2005 using the criteria established in Internal Control — Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

      A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, which identified the following material weakness in the company’s internal control over financial reporting:

The Company did not have personnel possessing sufficient technical expertise related to the application of the provisions of generally accepted accounting principles to derivative instruments, or with sufficient understanding of derivative instruments. As a result, a material misstatement was identified in the Company’s unrealized loss on interest rate swap that was corrected prior to the issuance of the 2005 consolidated financial statements.
      Because of the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.
      The company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of the company’s internal control over financial reporting, included as “Item 9A(d)”.

(c)	Changes in Internal Control Over Financial Reporting
      No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation efforts and/or plans for the remediation
      The Company entered into a new derivative instrument in December 2005. The derivative was a five-year interest rate swap agreement to fix the Company’s interest rate on its new five-year floating rate debt facility. This transaction and its corresponding accounting led to the material misstatement in the unrealized loss on interest rate swap. The Company plans to remediate this material control weakness by adding the appropriate technical resources, either through permanent staff, or a third party consultant.

(d)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders
Arlington Tankers Ltd.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting “(Item 9A.(b))”, that Arlington Tankers Ltd. and its subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arlington Tankers Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005:

The Company did not have personnel possessing sufficient technical expertise related to the application of the provisions of generally accepted accounting principles to derivative instruments, or with sufficient understanding of derivative instruments. As a result, a material misstatement was identified in the Company’s unrealized loss on interest rate swap.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arlington Tankers, Ltd. and its subsidiaries as of December 31, 2005 and the related consolidated statement of operations and comprehensive income, shareholders’ equity, and cash flows the year then ended. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 10, 2006, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Arlington Tankers Ltd. and its subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Arlington Tankers, Ltd. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
/s/ KPMG LLP

Stamford, Connecticut
March 10, 2006

ITEM 9B.	OTHER INFORMATION
      Not applicable.
PART III
      Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement for our 2006 Annual General Meeting, which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
      Certain information required by this Item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item will appear under the headings “Proposal 1 — Election of Director”, “Corporate Governance” and “Executive Compensation” in the proxy statement for our 2006 Annual General Meeting, which sections are incorporated herein by reference.
Code of Ethics
      We have a code of ethics that sets forth our commitment to ethical business practices. Our code of ethics applies to our President and Chief Financial Officer, or persons performing similar functions. Our code of ethics is available on our website, www.arlingtontankers.com, and in print from us without charge upon request. We intend to post amendments to and waivers of our code of ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K will be contained in the proxy statement for our 2006 Annual General Meeting under the captions “Corporate Governance — Compensation of Directors,” and “Executive Compensation,” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
      The information required to be disclosed by this Item will be contained in the proxy statement for our 2006 Annual General Meeting under the caption “Executive Compensation,” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required to be disclosed by this Item will be contained in the proxy statement for our 2006 Annual General Meeting under the caption “Certain Relationships and Related Transactions,” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required to be disclosed by this Item will be contained in the proxy statement for our 2006 Annual General Meeting under the caption “Independent Registered Public Accounting Firm’s Fees and Other Matters” and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a)(1) Financial Statements.
      For a list of the financial information included herein, see “Index to Financial Statements” on page 45 of this report.
      (a)(2) Financial Statement Schedules.
      All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.
      (a)(3) List of Exhibits.
      The list of Exhibits filed as a part of this annual report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2006.

ARLINGTON TANKERS LTD.

By:	/s/ Edward Terino

Name: Edward Terino

Title:	Co-Chief Executive Officer and

Chief Financial Officer
Date: March 10, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arthur L. Regan Arthur L. Regan	President and Co-Chief Executive (Principal Executive Officer)	March 10, 2006

/s/ Edward Terino Edward Terino	Co-Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)	March 10, 2006

/s/ Michael K. Drayton Michael K. Drayton	Director and Chairman of the Board	March 10, 2006

/s/ Dr. E. Grant Gibbons Dr. E. Grant Gibbons	Director	March 10, 2006

/s/ Stephen O. Jaeger Stephen O. Jaeger	Director and Deputy Chairman	March 10, 2006

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1(1)	Memorandum of Association

3.2(1)	Bye-laws

4.1(1)	Form of Common Share Certificate

4.2(1)	Registration Rights Agreement

10.1(1)	US $135,000,000 Secured Loan Facility Agreement

10.2.1(1)	Memorandum of Agreement for sale of Stena Companion

10.2.2(1)	Memorandum of Agreement for sale of Stena Compatriot

10.2.3(1)	Memorandum of Agreement for sale of Stena Concord

10.2.4(1)	Memorandum of Agreement for sale of Stena Consul

10.2.5(1)	Memorandum of Agreement for sale of Stena Victory

10.2.6(1)	Memorandum of Agreement for sale of Stena Vision

10.2.7(5)	Memorandum of Agreement for sale of Stena Concept

10.2.8(5)	Memorandum of Agreement for sale of Stena Contest

10.3.1(1)	Time Charter Party for Stena Companion

10.3.2(2)	Amendment No. 1 to Time Charter Party for Stena Companion

10.3.3(5)	Amendment No. 2 to Time Charter Party for Stena Companion

10.3.4(1)	Time Charter Party for Stena Compatriot

10.3.5(2)	Amendment No. 1 to Time Charter Party for Stena Compatriot

10.3.6(6)	Amendment No. 2 to Time Charter Party for Stena Compatriot

10.3.7(1)	Time Charter Party for Stena Concord

10.3.8(2)	Amendment No. 1 to Time Charter Party for Stena Concord

10.3.9(6)	Amendment No. 2 to Time Charter Party for Stena Concord

10.3.10(1)	Time Charter Party for Stena Consul

10.3.11(2)	Amendment No. 1 to Time Charter Party for Stena Consul

10.3.12(6)	Amendment No. 2 to Time Charter Party for Stena Consul

10.3.13(1)	Time Charter Party for Stena Victory

10.3.14(2)	Amendment No. 1 to Time Charter Party for Stena Victory

10.3.15(1)	Time Charter Party for Stena Vision

10.3.16(2)	Amendment No. 1 to Time Charter Party for Stena Vision

10.4.1(1)	Ship Management Agreement for Stena Companion

10.4.2(2)	Amendment No. 1 to Ship Management Agreement for Stena Companion

10.4.3(6)	Amendment No. 2 to Ship Management Agreement for Stena Companion

10.4.4(1)	Ship Management Agreement for Stena Compatriot

10.4.5(2)	Amendment No. 1 to Ship Management Agreement for Stena Compatriot

10.4.6(6)	Amendment No. 2 to Ship Management Agreement for Stena Compatriot

10.4.7(1)	Ship Management Agreement for Stena Concord

10.4.8(2)	Amendment No. 1 to Ship Management Agreement for Stena Concord

10.4.9(6)	Amendment No. 2 to Ship Management Agreement for Stena Concord

10.4.10(1)	Ship Management Agreement for Stena Consul

10.4.11(2)	Amendment No. 1 to Ship Management Agreement for Stena Consul

10.4.12(6)	Amendment No. 2 to Ship Management Agreement for Stena Consul

10.4.13(1)	Ship Management Agreement for Stena Victory

Exhibit
Number	Description of Exhibit

10.4.14(2)	Amendment No. 1 to Ship Management Agreement for Stena Victory

10.4.15(6)	Amendment No. 2 to Ship Management Agreement for Stena Victory

10.4.16(1)	Ship Management Agreement for Stena Vision

10.4.17(2)	Amendment No. 1 to Ship Management Agreement for Stena Vision

10.4.18(6)	Amendment No. 2 to Ship Management Agreement for Stena Vision

10.4.19(6)	Ship Management Agreement for Stena Concept

10.4.20(6)	Ship Management Agreement for Stena Contest

10.5.1(1)	Stena Guaranty of Time Charter for Stena Companion

10.5.2(1)	Stena Guaranty of Time Charter for Stena Compatriot

10.5.3(1)	Stena Guaranty of Time Charter for Stena Concord

10.5.4(1)	Stena Guaranty of Time Charter for Stena Consul

10.5.5(6)	Stena Guaranty of Time Charter for Stena Concept

10.5.6(6)	Stena Guaranty of Time Charter for Stena Contest

10.5.7(1)	Concordia Guaranty of Time Charter for Stena Victory

10.5.8(1)	Concordia Guaranty of Time Charter for Stena Vision

10.6.1(1)	Stena Standby Charter Agreement for Stena Victory

10.6.2(1)	Stena Standby Charter Agreement for Stena Vision

10.7.1(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Companion

10.7.2(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Compatriot

10.7.3(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concord

10.7.4(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Consul

10.7.5(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Victory

10.7.6(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Vision

10.7.8(6)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concept

10.7.9(6)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Contest

10.8.1(1)	Arlington Guaranty of Time Charter for Stena Companion

10.8.2(1)	Arlington Guaranty of Time Charter for Stena Compatriot

10.8.3(1)	Arlington Guaranty of Time Charter for Stena Concord

10.8.4(1)	Arlington Guaranty of Time Charter for Stena Consul

10.8.5(1)	Arlington Guaranty of Time Charter for Stena Victory

10.8.6(1)	Arlington Guaranty of Time Charter for Stena Vision

10.8.7(6)	Arlington Guaranty of Time Charter for Stena Concept

10.8.8(6)	Arlington Guaranty of Time Charter for Stena Contest

10.9.1(1)	Arlington Guaranty of Ship Management Agreement for Stena Companion

10.9.2(1)	Arlington Guaranty of Ship Management Agreement for Stena Compatriot

10.9.3(1)	Arlington Guaranty of Ship Management Agreement for Stena Concord

10.9.4(1)	Arlington Guaranty of Ship Management Agreement for Stena Consul

10.9.5(1)	Arlington Guaranty of Ship Management Agreement for Stena Victory

10.9.6(1)	Arlington Guaranty of Ship Management Agreement for Stena Vision

10.9.7(6)	Arlington Guaranty of Ship Management Agreement for Stena Concept

10.9.8(6)	Arlington Guaranty of Ship Management Agreement for Stena Contest

10.10.1(5)	Loan Agreement, dated 12 December 2005, between Arlington Tankers Ltd. and The Royal Bank of Scotland plc.

10.11(3)	Letter Agreement, dated July 1, 2005, between Arlington Tankers Ltd. and Tara Railton

Exhibit
Number	Description of Exhibit

10.12.1(4)*	Change in Control Agreement between Arlington Tankers Ltd. and Arthur L Regan, dated October 24, 2005

10.12.2(4)*	Change in Control Agreement between Arlington Tankers Ltd. and Edward Terino, dated October 24, 2005

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

(1)	Incorporated herein by reference from the Registrant’s Registration Statement on Form F-1, filed on October 21, 2004 (File No. 333-119869).

(2)	Incorporated herein by reference from the Registrant’s Annual Report on Form 20-F, filed on June 6, 2005 (File No. 001-32343).

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-32343).

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on October 27, 2005 (File No. 001-32343).

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on December 16, 2005 (File No. 001-32343).

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on January 11, 2006 (File No. 001-32343).

*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.