Form 10-Q
period 2006-03-31
Arlington Tankers Ltd.
filed 2006-05-10
CIK 1305507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the period from                      to
Commission file number: 001-32343
Arlington Tankers Ltd.
(Exact name of Registrant as specified in its charter)

Bermuda (Jurisdiction of incorporation or organization)	98-0460376 (I.R.S. Employer Identification No.)
First Floor, The Hayward Building
22 Bermudiana Road
Hamilton HM 11, Bermuda
(Address of principal executive offices)
Registrant’s telephone number, including area code: (441) 292-4456
Former name, former address and former fiscal year, if changes since last report: Not applicable.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 9, 2006: Common Stock, par value $0.01 per share: 15,500,000 shares

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
INDEX

Item 1. Financial Statements
     Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S.$” or “$” are to United States dollars.
ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,913	$11,839
Short-term investments	4,800	2,500
Other receivables	1,399	1,601
Prepaid expenses and accrued income	279	283

Total current assets	17,391	16,223

NONCURRENT ASSETS:
Vessels, net	357,054	269,031
Deferred debt issuance costs	1,135	1,193
Interest rate swap agreement at fair value	2,022	—

Total noncurrent assets	360,211	270,224

TOTAL ASSETS	$377,602	$286,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$671	$2,399
Unearned charter revenues	2,165	2,237

Total current liabilities	2,836	4,636
NONCURRENT LIABILITIES:
Interest rate swap agreement at fair value	—	2,160
Long-term debt	229,500	135,000

TOTAL LIABILITIES	232,336	141,796
SHAREHOLDERS’ EQUITY:
Preference shares, $0.01 par value per share, authorized 4,000,000, none issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value per share; authorized 60,000,000 shares at March 31, 2006 and at December 31, 2005; issued and outstanding 15,500,000 and 15,500,000 shares at March 31, 2006 and December 31, 2005, respectively	155	155

Additional paid-in capital	136,281	138,038
Retained earnings	8,830	6,458

Total shareholders’ equity	145,266	144,651

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$377,602	$286,447

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2006	2005
REVENUES	$17,244	$14,292
OPERATING EXPENSES:
Vessel operating expenses	4,722	3,339
Depreciation	3,977	3,098
General and administrative expenses	741	420

TOTAL OPERATING EXPENSES	9,440	6,857

OPERATING INCOME	7,804	7,435
OTHER INCOME/(EXPENSE):
Interest expense	(3,300)	(1,661)
Interest income	144	38
Unrealized gain on interest rate swap	4,182	—

NET OTHER INCOME/(EXPENSE)	1,026	(1,623)

NET INCOME	$8,830	$5,812

OTHER COMPREHENSIVE INCOME:
Net unrealized gain on interest rate swap	—	2,990
COMPREHENSIVE INCOME	8,830	8,802

Earnings per common share, basic and diluted	$0.57	$0.37

Weighted average shares outstanding, basic and diluted	15,500,000	15,500,000
See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(IN THOUSANDS)
(UNAUDITED)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balance as of January 1, 2006	$155	$138,038	$6,458	$—	$144,651
Comprehensive income:
Net income			8,830		8,830
Comprehensive income			8,830		8,830
Cash dividend paid		(1,757)	(6,458)		(8,215)

Balance at March 31, 2006	$155	$136,281	$8,830	$—	$145,266

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$8,830	$5,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,977	3,098
Unrealized (gain)/loss on interest rate swap	(4,182)	—
Amortization of debt issuance costs	58	41
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Other receivables	202	263
Prepaid expenses and accrued income	4	1,156
Accrued expenses and other current liabilities	(1,728)	(617)
Unearned revenues	(72)	(2,040)

Net cash provided by operating activities	7,089	7,713

INVESTING ACTIVITIES:
Capital expenditures on vessels	(92,000)	—
Sale of short-term investments	2,500	—
Purchase of short-term investments	(4,800)	—

Net cash (used) by investing activities	(94,300)	—

FINANCING ACTIVITIES:
Proceeds from long-term debt	94,500	—
Dividend payments from retained earnings	(6,458)	(4,290)
Dividend payments from paid in capital	(1,757)	(1,755)
Net cash provided (used) by financing activities	86,285	(6,045)

Net increase (decrease) in cash	(926)	1,668
Cash and cash equivalents, beginning of period	11,839	5,960

Cash and cash equivalents, end of period	$10,913	$7,628

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. GENERAL
     Arlington Tankers Ltd. (the “Company”) was incorporated in September 2004 under the laws of Bermuda for the purpose of acquiring six tanker vessels (the “Initial Vessels”) consisting of two V-Max VLLC’s from Concordia Maritime AB (“Concordia”), two Product tankers from subsidiaries of Stena AB (“Stena”), and two Panamax tankers from two companies owned 75% by Stena and 25% by Fram Shipping Co. Ltd (“Fram”). In November 2004, the Company completed its initial public offering by issuing and selling to the public 11,450,000 common shares, par value $0.01 per share, at a price to the public of $20.00 per share, raising gross proceeds of $229 million before the deduction of underwriting discounts, commissions and expenses of approximately $17.7 million. Simultaneously, the Company issued a total of 4,050,000 common shares at a price of $20.00 per share to Stena, Concordia and Fram, for total consideration of $81 million, as part of the settlement of the purchase price of the Initial Vessels. On that date the Company also raised $135 million of secured debt (before expenses of approximately $0.8 million) as part of the financing of the Initial Vessels. On acquisition of the Initial Vessels, the excess of the purchase price of $426.5 million over the historical book value of $283.2 million at which the predecessor shareholders carried the Initial Vessels on their books was considered a deemed distribution of $143.3 million to those predecessor shareholders. An aggregate of 1,717,500 of these shares were sold in the initial public offering in connection with the underwriters’ exercise of their over-allotment option. The Company did not receive any proceeds from the sale of shares by the Stena, Concordia, and Fram. Concurrent with the closing of this initial public offering, the Company completed the acquisition of the Initial Vessels.
     On December 12, 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance the indebtedness under the Company’s $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent, (2) finance the purchase price of two new Product tankers from Stena and (3) general corporate purposes. The Company completed the refinancing of its previous debt facility in December 2005 and completed the vessel acquisitions in January 2006. The new term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the value of the Company’s vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, the Company entered into an interest rate swap agreement with the Royal Bank of Scotland. As a result of this swap, the Company has fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the benefit that the Company received from the termination of a swap with Fortis Bank of $4.8 million that has been designated by the Company’s Board of Directors to offset the higher interest costs of the new $229.5 million term loan facility.
     On January 5, 2006, the Company entered into a series of agreements with Stena Bulk, Northern Marine Management (Northern Marine) and Stena Maritime (collectively, the “Stena Parties”), pursuant to which the Company, through wholly owned subsidiaries, completed the purchase from subsidiaries of Stena Maritime two Product tankers known as the Stena Concept and the Stena Contest (the “Additional Vessels”) from subsidiaries of Stena Maritime for a purchase price per Additional Vessel of $46,000,000. In connection with the acquisition of the Additional Vessels, the Company entered into certain related agreements with the Stena Parties and amended certain of our pre-existing agreements with the Stena Parties related to the Initial Vessels. At the closing of this acquisition, the Company’s subsidiaries that purchased the Additional Vessels and Stena Bulk entered into new time charter party agreements with respect to the Additional Vessels. Under the new time charter parties, which are substantially similar to the time charter parties that the Company’s subsidiaries have entered into for the Initial Vessels, the Company’s subsidiaries that purchased the Additional Vessels time chartered the Additional Vessels to Stena Bulk for an initial period of three years at the fixed daily basic hire without any additional hire provision. At the end of the initial three-year period, both the Company and Stena Bulk have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months, at the fixed daily basic hire. If Stena Bulk exercises this option, there will be an additional hire provision during the 30-month period. If the Company exercises this option, there will be no additional hire arrangement. Furthermore, if Stena Bulk exercises the 30-month option, there will be two additional one-year options, exercisable by Stena Bulk, at the fixed daily basic hire set forth below, but without an additional hire provision.
     At the closing of the acquisition of the Additional Vessels, the time charter parties for the Company’s existing Product tankers and Panamax tankers were amended. These amendments modified the charter periods for the Company’s previously-acquired Product tankers and Panamax tankers and provided certain changes to the calculation of additional hire under these time charter parties. The amendments to the terms of the charters provided that (1) the five-year fixed term for one of the Product tankers (Stena Consul) and one of the Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by Stena Bulk and (2) the five-year fixed term for one of the Product tankers (Stena Concord ) and one of the Panamax tankers (Stena Companion) was reduced so that it expired in November 2008, followed by three one-year options exercisable by Stena Bulk. The term of the charters for the V-MAX tankers were not amended. The amendments to the additional hire provisions provided for certain favorable adjustments to fuel consumption metrics used in the calculation of additional hire for the Product tankers and Panamax tankers.
     At the closing of the acquisition of the Additional Vessels, the ship management agreements for the Company’s Initial Vessels were also amended. These amendments modified the provisions relating to drydocking of the vessels. Specifically, the amendments provided that all drydockings during the term of the ship management agreements are to be at the sole cost and expense of Northern Marine. In addition, Northern Marine agreed to conduct at least one mid-period drydocking for each Product tanker and Panamax tanker prior to redelivery of such vessels. Furthermore, upon redelivery of the existing vessels to the Company at the expiration of the ship management agreements, Northern Marine has agreed to pay to the Company a drydocking provision for each day from the completion of the last special survey drydocking during the term of the applicable Ship Management Agreement (or if no special survey occurs during the term of such agreement, from the date of commencement of such agreement), to date of redelivery at the daily rates specified in the ship management agreements.
     As of February 10, 2005, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of the Company’s outstanding common shares.
     The Company’s eight vessels (the “Vessels”) are currently owned by eight subsidiaries of the Company (each, a “Vessel Subsidiary”). The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel.
     The following table sets out the details of the Vessels included in these consolidated financial statements:

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
     Effective November 10, 2004 for the Initial Vessels and January 5, 2006 for the Additional Vessels, the Company has chartered the Vessels to subsidiaries of Stena and Concordia (the “Charterers”) under three, four and five-year fixed rate charters, increasing annually by an amount equal to the annual increase in the fees under the Company’s ship management agreements. Under the charters, in addition to the fixed rate basic hire, each Vessel has the possibility of receiving additional hire from the Charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. Additional hire is not guaranteed, and correlates to weighted average historical voyage rates for the specified routes. The charters contain three one-year options on the part of the Charterers to extend the terms of the charters. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the charters.
     Effective November 10, 2004 for the Initial Vessels and January 5, 2006 for the Additional Vessels, the Company has also entered into ship management agreements with Northern Marine Management Ltd., a wholly owned subsidiary of Stena. The ship management agreements provide for the technical management of the Vessels.
     The basic hire rate for each of the Vessels is payable to the Company monthly in advance and will increase annually by an amount equal to the annual increase in the fee payable under the applicable ship management agreement. The basic hire under the charters for each vessel type during each charter year is set forth below. The first charter year for the Initial Vessels commenced on November 10, 2004. Each subsequent charter year will begin on November 11 of the applicable year and end on the subsequent November 10. The first charter year for the Additional Vessels commenced on January 5, 2006. Each subsequent charter year will begin on January 5 of the applicable year and end on the subsequent January 4. In 2011, the charter period may be extended for a six month-period beginning on January 5 and ending on July 4 and subsequent charter years will begin on July 5 and end on July 4.
     The following table sets forth the daily basic hire for the Initial Vessels.

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2005 – Nov. 10, 2006	$36,075	$17,688	$17,688	$15,765	$15,765
Nov. 11, 2006 – Nov. 10, 2007	36,469	17,989	17,989	16,043	16,043
Nov. 11, 2007 – Nov. 10, 2008	36,882	18,306	18,306	16,335	16,335
Nov. 11, 2008 – Nov. 10, 2009 (1)	37,316	18,639	18,639	16,642	16,642
Nov. 11, 2009 – Nov. 10, 2010 (2)	37,772	18,989	18,989	16,964	16,964
Nov. 11, 2010 – Nov. 10, 2011 (3)	38,251	19,356	19,356	17,303	17,303
Nov. 11, 2011 – Nov. 10, 2012	38,753	19,741	—	17,658	—
Nov. 11, 2012 – Nov. 10, 2013	—	20,145	—	18,031	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX Tankers, Stena Vision and Stena Victory. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
     The following table sets forth the daily basic hire for the Additional Vessels that the Company acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)
January 5, 2006 – January 4, 2007	$19,765
January 5, 2007 – January 4, 2008	20,043
January 5, 2008 – January 4, 2009	20,335
January 5, 2009 – January 4, 2010 (1)	17,942
January 5, 2010 – January 4, 2011	18,264
January 5, 2011 – July 4, 2011	18,603
July 5, 2011 – July 4, 2012 (2)	21,158
July 5, 2012 – July 4, 2013	21,531

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either the Company or the Charterers may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the Charter for this 30-monthly period, the Company would be eligible to earn additional hire in addition to basic hire.

(2)	This period is the first for which the Charterer has the option to extend the charters if either one of the Charter exercises the option described in Footnote 1 above.
     In addition to the basic hire, the Charterers may pay the Company quarterly in arrears an additional hire payment for the Initial Vessels. Under the charters, the additional hire, if any, in respect of each Initial Vessel, is payable on the 25th day following the end of each calendar quarter.
     The additional hire, if any, payable in respect of an Initial Vessel, other than the V-MAX tankers as described below, for any calendar quarter is an amount equal to 50% of the weighted average hire, calculated as described below, for the quarter after deduction of the basic hire in effect for that quarter. The weighted average hire is a daily rate equal to the weighted average of the following amounts:
•	a weighted average of the time charter hire per day received by the Charterer for any periods during the calculation period, determined as described below, that the Initial Vessel is subchartered by the Charterer under a time charter, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of such time charter hire and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of such time charter hire; and

•	the time charter equivalent hire for any periods during the calculation period that the vessel is not subchartered by the Charterer under a time charter.
     The calculation period is the twelve -month period ending on the last day of each calendar quarter, except that in the case of the first three full calendar quarters following the commencement of the Company’s charters, the calculation period is the three, six and nine month periods, respectively, ending on the last day of such calendar quarter and the first calendar quarter also includes the period from the date of the commencement of the Company’s charters to the commencement of the first full calendar quarter.
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
     The Vessel Subsidiaries have entered into fixed -rate ship management agreements with Northern Marine. Under the ship management agreements, Northern Marine is responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses. Northern Marine has outsourced some of these services to third-party providers. We have agreed to guarantee the obligations of each of the Company’s Vessel Subsidiaries under the ship management agreements.
     Under the ship management agreements, Northern Marine has agreed to return the Vessels in-class and in the same good order and condition as when delivered, except for ordinary wear and tear.
     Northern Marine is also obligated under the ship management agreements to maintain insurance for each of the Company’s Vessels, including marine hull and machinery insurance, protection and indemnity insurance (including pollution risks and crew insurances), war risk insurance and off-hire insurance. Under the ship management agreements, the Company pays Northern Marine a fixed fee per day per vessel for all of the above services, which increases 5% per year, for so long as the relevant charter is in place. Under the ship management agreements, Northern Marine has agreed to indemnify the Company for the loss of the basic hire for each of the Vessels in the event, for circumstances specified under the charters, the Vessel is off -hire or receiving reduced hire for more than five days during any twelve-month period, net of amounts received by us from off-hire insurance. Stena has agreed to guarantee this indemnification by Northern Marine. Both the Company and Northern Marine have the right to terminate any of the ship management agreements if the relevant charter has been terminated.

     The daily base operating costs, which are payable by the Company monthly in advance, for each charter year are set forth below. For the Initial Vessels, the first charter year commenced on November 10, 2004 and ended on November 10, 2005. Each subsequent charter year will begin on November 11 of the applicable year and end on the subsequent November 10. For the Additional Vessels, the first charter year commenced on January 5, 2006 and will end on January 4, 2007. Each subsequent charter year will begin on January 5 of the applicable year and end on the subsequent January 4. In 2011, the charter period may be extended for a six month-period beginning on January 5 and ending on July 4 and subsequent charter years will begin on July 5 and end on July 4.
     The following table sets forth the daily base operating costs for the Initial Vessels.

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2005 – Nov. 10, 2006	$7,875	$6,038	$6,038	$5,565	$5,565
Nov. 11, 2006 – Nov. 10, 2007	8,269	6,339	6,339	5,843	5,843
Nov. 11, 2007 – Nov. 10, 2008	8,682	6,656	6,656	6,135	6,135
Nov. 11, 2008 – Nov. 10, 2009	9,116	6,989	6,989	6,442	6,442
Nov. 11, 2009 – Nov. 10, 2010 (1)	9,572	7,339	7,339	6,764	6,764
Nov. 11, 2010 – Nov. 10, 2011 (2)	10,051	7,706	7,706	7,103	7,103
Nov. 11, 2011 – Nov. 10, 2012 (3)	10,553	8,091	—	7,458	—
Nov. 11, 2012 – Nov. 10, 2013	—	8,495	—	7,831	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX Tankers. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
     The following table sets forth the daily base operating costs for the Additional Vessels that the Company acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)
January 5, 2006 – January 4, 2007	$5,565
January 5, 2007 – January 4, 2008	5,843
January 5, 2008 – January 4, 2009	6,135
January 5, 2009 – January 4, 2010 (1)	6,442
January 5, 2010 – January 4, 2011	6,764
January 5, 2011 – July 4, 2011	7,103
July 5, 2011 – July 4, 2012 (2)	7,458
July 5, 2012 – July 4, 2013	7,831

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either the Company or the Charterers may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the charter for this 30-monthly period, the Company would be eligible to earn additional hire in addition to basic hire.

(2)	This period is the first for which the Charterer has the option to extend the charters if either one of the Charterers exercises the option described in Footnote 1 above.
     The Company has also agreed to pay to Northern Marine an incentive fee for each day a vessel is on hire for over 360 days during any twelve-month period following the date the applicable vessel was delivered to the Company in amount equal to the basic hire for such vessel. If the Company terminates its ship management agreements with Northern Marine because Northern Marine has failed to perform its obligations under such agreements, Stena has agreed to provide a replacement ship manager to perform the obligations set forth in the ship management agreements on the same terms and for the same fixed amounts payable to Northern Marine.
     Northern Marine provides technical and crewing management and payroll and support sources to the Stena shipping divisions and approximately 10 other clients, including ChevronTexaco Corporation, Technip Offshore UK and Gulf Marine Management. Northern Marine has offices in Glasgow, Aberdeen, Mumbai, Kiel, Houston, Manila, Rotterdam and Singapore and has over 4,400 seafarers employed on approximately 90 vessels.
2. ACCOUNTING POLICIES
Basis of accounting and presentation
     The unaudited condensed interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The resulting operations for the three months ended March 31, 2006, are not necessarily indicative of the results for the entire year ending December 31, 2006. The consolidated financial statements include the assets and liabilities, results of operations and cash flows of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Cash and cash equivalents and short-term investments
     The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. The Company considers all demand and time deposits and all highly liquid investments with an original maturity of greater than three months as of the date of purchase to be short-term investments. Cash and cash equivalents of $10.9 million and short-term investments of $4.8 million as of March 31, 2006 are pledged as described in Note 8 and are held at a single financial institution with a Standard & Poor’s rating of A+. The carrying value of cash and cash equivalents approximates its fair value.
Drydocking provisions
     In order to preserve the quality of our vessels, and to comply with international shipping standards and environmental laws and regulations, management believes it is necessary to adhere to a maintenance program of regularly scheduled dry-docking of the vessels. Management anticipates that each vessel will undergo a dry-docking every 2.5 years. During 2006 it is anticipated that 3 vessels in the fleet will undergo a dry-docking period.

     Under the terms of our current vessel management agreements, which were amended on January 5, 2006, Northern Marine is responsible for the cost of maintenance dry-docking during the contract period; therefore the Company makes no provision for dry-docking costs in the financial statements. When a vessel management agreement expires, the vessel managers are required to pay us an amount to cover a portion of the next dry-docking for the vessel; this is computed as a contractually determined portion of the daily fee for the period from the completion of the immediately proceeding dry-dock. The Company is unable to estimate the amount of or timing for these payments, if any, and has not recorded any receivable amount related to these potential future payments. Depending on the timing and nature of the dry-docking following expiration of the vessel management agreements, the amount paid to us by the vessel managers may not be sufficient to cover the cost of the future dry-docking. The Company will continue to evaluate whether any reserve for future dry-docking costs needs to be recorded should the amounts set aside by the vessel managers, in management’s judgment, not be sufficient to cover the cost of future dry-docking.
     During the duration of a dry-docking, the Company will not have the opportunity to earn additional hire revenues from profit-sharing arrangements with Stena.
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
Fair value of financial instruments
     Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair values for all financial instruments, both on- and off-balance-sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of March 31, 2006 and 2005.
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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, (Revised 2004) — Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS No. 123. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. Under SEC rules, the Company is allowed to implement SFAS No. 123R in the first quarter of its 2006 fiscal year. Since the Company does not currently have any equity compensation plans, the adoption of SFAS No. 123R did not have a material effect on its consolidated financial statements.
     In March 2005, The Financial Accounting Standards Board published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”, to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is intended to provide a more consistent recognition of liabilities relating to asset retirement obligations, additional information about expected future cash outflows associated with these obligations, and additional information about investments in long-lived assets, because it recognizes additional asset retirement costs as part of the assets carrying amounts. FIN 47 is effective for 2005. FIN 47 did not impact the Company in 2006 or 2005.
4. CHARTER REVENUES
     The minimum future revenues to be received by the Company under time charters in effect as of March 31, 2006, is approximately $232 million, which represents the committed time charter income under the time charters in effect between the Company and Stena and Concordia that expire November 2008, 2009, and 2010.

Minimum Future
Year	Charter Revenue
(In thousands of $)
2006	$51,143
2007	67,622
2008	65,548
2009	36,509
2010	11,289
5. OTHER RECEIVABLES

	March 31,	December 31,
	2006	2005
	(In thousands of $)
Additional hire revenue due from Stena/Concordia	$1,399	$1,601

	$1,399	$1,601

     As of March 31, 2006 and December 31, 2005, other receivables represent amounts due under the additional hire profit share arrangement. These amounts are calculated quarterly in arrears.
6. VESSELS, NET

	March 31,	December 31,
	2006	2005
	(In thousands of $)
Vessels
Cost	$402,426	$310,426
Accumulated depreciation	(45,372)	(41,395)

Net book value at end of year	357,054	269,031
Spare parts	—	—

Vessels, net	$357,054	$269,031

     On January 5, 2006, the Company, through its wholly owned subsidiaries, completed the purchase of two Product tankers, referred to as the Additional Vessels, for $46 million per vessel. The Additional Vessels, along with the Company’s Initial Vessels, are pledged as described in Note 8.
     There have been no drydocking costs capitalized through March 31, 2006.
7. DEFERRED DEBT ISSUANCE COST
     Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in other interest expense. As of March 31, 2006 and December 31, 2005, the balance relates entirely to the Company’s $229.5 million secured term loan facility with The Royal Bank of Scotland plc. Deferred debt issuance cost is comprised of the following amounts.

	March 31,	December 31,
	2006	2005
	(In thousands of $)
Debt arrangement fees	$1,200	$1,200
Accumulated amortization	(65)	(7)

Deferred debt issuance cost	$1,135	$1,193

8. DEBT

	March 31,	December 31,
	2006	2005
	(In thousands of $)
Secured credit facility	$229,500	$135,000
Total debt	$229,500	$135,000

     As of March 31, 2006, the Company had $229.5 million in debt on the term loan facility with The Royal Bank of Scotland plc outstanding. On December 12, 2005, the Company entered into the five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229.5 million. The term loan agreement is secured by first priority mortgages over each of the eight Vessels, assignment of earnings and insurances and the Company’s rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly owned subsidiaries and a charge over certain of the Company’s bank accounts. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair value of the Company’s vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with the Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 5.7325%.
     The term loan agreement provides that if at any time the aggregate fair value of the Company’s vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital. At March 31, 2006 and December 31, 2005 the Company was in compliance with the financial covenants of the Loan Agreement.
     The Company completed the refinancing of its $135 million indebtedness with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent in December 2005 and completed the acquisition of the two Additional Vessels in January 2006.
     As of December 31, 2005, the Company had a secured credit facility of $135 million under the term loan facility with The Royal Bank of Scotland plc.
     The carrying value of long -term debt approximates the fair value due to the credit facility’s floating rate terms.

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
     The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. A derivative that is highly effective and that is designated and qualifies as a cash-flow hedge has its changes in fair value recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Any other change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported currently in earnings.
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
     Interest rate swap agreements are contractual agreements between the Company and other parties to exchange the net difference between a fixed and variable interest rate periodically over the life of the contract without the exchange of the underlying principal amount of the agreement. The interest rate swaps were executed as integral elements of the Company’s financing transactions and risk management policies to achieve specific interest rate management objectives. At the time of obtaining its financing in 2005, the Company entered into pay-fixed, receive-floating interest rate swap agreements to hedge its exposure to future cash flow variability resulting from variable interest rates on the Company’s debt.
     In December 2005, the Company terminated its $135 million credit facility and the corresponding interest rate swaps with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent. The Company received a cash payment of $4.8 million as a result of terminating its interest rate swaps. In conjunction with the termination of the interest rate swaps, the Company incurred costs of approximately $745,000, primarily associated with the write-off of deferred debt issuance costs, resulting in a net realized gain in the fourth quarter of 2005 related to the termination of the interest rate swaps of $4.1 million.
     Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. The floating rate of LIBOR plus margin of 75 basis points for the quarter ended March 31, 2006 and for the year ended December 31, 2005 were 5.28417% and 5.13421%, respectively. For the quarter ended March 31, 2006 and the year ended December 31, 2005, the Company had $254,000 and $724,000, respectively of reclassifications to increase interest expense. These reclassifications did not impact the Company’s obligation under its debt facilities. However, these amounts represent the net payments made under the swap agreements that represent interest expense paid in excess of the variable interest incurred and paid under the debt facility. The following table summarizes interest expense incurred under the Company’s debt facilities and interest rate swap agreements since its inception on November 10, 2004, exclusive of amortized debt issue costs and other interest costs:

	March 31, 2006	December 31, 2005
	(In thousands of $)
Interest related to floating rate debt facility	$2,960	$5,861
Interest related to fixed rate swap agreement	254	724

Total interest incurred under debt facility and interest rate swap	$3,214	$6,585

     In December 2005, the Company entered into a new $229.5 million secured debt facility with the Royal Bank of Scotland plc. On December 21, 2005 the Company completed an initial draw down of $135 million to repay its credit facility with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent. In conjunction with the new debt facility, the Company entered into an interest rate swap to change the characteristics of the interest payments on its secured debt facility from LIBOR to a fixed rate of 5.7325%. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133; accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at March 31, 2006 was an asset of approximately $2.0 million. Accordingly, the Company recorded a non-cash increase in the fair value the interest rate swap of approximately $4.2 million in current earnings as an unrealized gain in the first quarter of 2006. The fair market value of the Company’s interest rate swap will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate swap will decrease which will result in an additional unrealized loss in current earnings. If the implied forward interest rate curve increases, the fair market value of the interest rate swap will increase which will result in a reduction of the unrealized loss in current earnings. If the implied forward interest rate curves increase above the fixed rate of 5.7325%, the fair market value of the swap will increase and result in an unrealized gain on the swap. In either case, changes in the unrealized gain or loss as a result of fluctuations in the fair value of the interest rate swap did not impact the Company’s cash dividend payments.
     Except for these interest rate swaps, the Company had no other outstanding derivative instruments as of March 31, 2006 and December 31, 2005.
     The Company is exposed to credit loss in the event of non-performance by the counter-parties to its swap contracts. The Company minimizes its credit risk on these transactions by endeavoring to only deal with credit-worthy financial institutions, and therefore the Company views the risk of non-performance by the counter-parties as low.
10. SHARE CAPITAL
     As of March 31, 2006 and December 31, 2005, the Company’s authorized share capital is comprised of 12,000 founder shares, par value $1.00 per share, 60,000,000 common shares, par value $0.01 per share, and 4,000,000 undesignated preference shares, par value $0.01 per share. As of March 31, 2006 and December 31, 2005, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no founder shares and preference shares issued and outstanding.
11. COMMITMENTS AND CONTINGENCIES

	March 31	December 31,
	2006	2005
	(In thousands of $)
Ship mortgages	$229,500	$135,000
     As of March 31, 2006, ship mortgages represent first mortgages on the eight vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011. As of December 31, 2005, ship mortgages represent first mortgages on the six Initial Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011.
     The minimum future vessel operating expenses to be paid by the Company under the ship management agreements in effect as of March 31, 2006 that expire in 2008, 2009, and 2010, and which increase 5% per year on November 9th is $67.7 million. Below is a summary by year of the minimum future vessel operating expenses:

Minimum Future Vessel
Year	Operating Expenses
(In thousand of $)
2006	$13,614
2007	19,297
2008	19,631
2009	10,711
2010	4,428

     The Company has guaranteed the obligations of each of its subsidiaries under the charters and ship management agreements described in Note 1.
     The Company has entered into a registration rights agreement with subsidiaries of Concordia and Stena and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of March 31, 2006, no such expenses had been incurred.
          Effective July 12, 2005, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% eligible compensation deferred by employees. All of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the three months ended March 31, 2006, the Company’s matching contribution was $9,600, which is included as a component of General and Administrative expenses.
12. RELATED PARTY TRANSACTIONS
     As described in Note 1, the Company was formed for the purpose of acquiring the six Initial Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004 as also described in Note 1. Prior to that date, the Initial Vessels were traded in the spot market. As explained in Note 1, the Company has entered into time charters for the eight Vessels with subsidiaries of Stena and Concordia that expire in 2008, 2009 and 2010. The revenue received from Stena and Concordia for the three months ended March 31, 2006 under these contracts was $17.2 million.
     The Company has also entered into ship management arrangements with a subsidiary of Stena that expire in 2008, 2009, and 2010. The amounts charged by a Stena subsidiary under this agreement for the three months ended March 31, 2006 was $4.7 million.
13. SUBSEQUENT EVENTS
     On April 27, 2006, the Company declared a dividend of $8,835,000 or $0.57 per share, and paid that dividend on May 9, 2006 to shareholders of record as of May 5, 2006.
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
     Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, the factors described in Part II, Item 1A below under the heading “Risk Factors” and the factors otherwise referenced in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements included herein. We do not intend, and do not assume any obligation, to update these forward-looking statements.
     You should read this information together with our consolidated financial statements and related notes included in “Item 1. Financial Statements.”
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
     Effective November 10, 2004, we chartered our six Initial Vessels to subsidiaries of Stena and Concordia under fixed rate charters, which we refer to as the charters. We refer to the subsidiaries of Stena and Concordia to which we have chartered our vessels as the Charterers. Under the charters, we receive fixed basic hire in amounts that increase annually at a rate equal to the annual increase in the fees payable under our ship management agreements described below. Furthermore, in addition to the fixed rate basic hire, each of our vessels has the possibility of receiving additional hire from the Charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. Additional hire is not guaranteed, and correlates to weighted average historical voyage rates for the specified routes. The charters contain options on the part of the Charterers to extend the terms of the charters. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the charters.
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
     On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance the indebtedness under our $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent, (2) finance the purchase price of two new Product tankers from the Stena Group and (3) general corporate purposes. We completed the refinancing of our previous debt facility in December 2005 and completed the vessel acquisitions in January 2006. The new term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the value of our vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, we entered into an interest rate swap agreement with the Royal Bank of Scotland. As a result of this swap, we have fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the benefit that we received from the termination of a swap with Fortis Bank of $4.8 million that has been designated by our Board of Directors to offset the higher interest costs of the new $229.5 million term loan facility.
     On January 5, 2006, we entered into a series of agreements, which we refer to as the with Stena Bulk, Northern Marine and Stena Maritime, which we refer to as the Stena Parties, pursuant to which we, through wholly owned subsidiaries, completed the purchase from subsidiaries of Stena Maritime two Product tankers known as the Stena Concept and the Stena Contest, which we refer to as the Additional Vessels, for a purchase price per Vessel of $46 million. In connection with the acquisition of the Additional Vessels, the Stena Parties and we also entered into certain related agreements and amended certain of the agreements related to our previously-acquired six vessels which we refer to as the Initial Vessels. At the closing of the acquisition, our subsidiaries that purchased the Additional Vessels and Stena Bulk entered into time charter parties. Under the time charter parties, which are substantially similar to the time charter parties that our subsidiaries have entered into for the Initial Vessels, our subsidiaries that purchased the Additional Vessels time chartered the Additional Vessels to Stena Bulk for an initial period of three years at the fixed daily basic hire. At the end of the initial three-year period, both we and Stena Bulk have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months, at the fixed daily basic hire. If Stena Bulk exercises this option, there will be an additional hire provision during the 30-month period. If we exercise this option, there will be no additional hire arrangement. Furthermore, if Stena Bulk exercises the 30-month option, there will be two additional one-year options, exercisable by Stena Bulk, at the fixed daily basic hire set forth below, but without an additional hire provision.
     At the closing of the acquisition, the time charter parties for our existing Product tankers and Panamax tankers were amended. These amendments modified the charter periods for our previously acquired Product tankers and Panamax tankers and provided certain changes to the calculation of additional hire under these Time Charter Parties. The amendments to the terms of the charters provided that (1) the five-year fixed term for one of the Product tankers (Stena Consul) and one of the Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by Stena Bulk and (2) the five-year fixed term for one of the Product tankers (Stena Concord) and one of the Panamax tankers (Stena Companion) was reduced to a November 2008 expiration date, followed by three one-year options exercisable by Stena Bulk. The term of the charters for the V-MAX tankers were not amended. The amendments to the additional hire provisions provided for certain favorable adjustments to fuel consumption metrics used in the calculation of additional hire for the Product tankers and Panamax tankers.
     At the closing of the acquisition, the ship management agreements for our Initial Vessels were also amended. These amendments modified the provisions relating to drydocking of the vessels. Specifically, the amendments provided that all drydockings during the term of the ship management agreements are to be at the sole cost and expense of Northern Marine. In addition, Northern Marine agreed to conduct at least one mid-period drydocking for each Product tanker and Panamax tanker prior to redelivery of such vessels. Furthermore, upon redelivery of the existing vessels to us at the expiration of the ship management agreements, Northern Marine has agreed to pay to us a drydocking provision for each day from the completion of the last special survey drydocking during the term of the applicable ship management agreement (or if no special survey occurs during the term of such agreement, from the date of commencement of such agreement), to date of redelivery at the daily rates specified in the ship management agreements.
     As of February 10, 2005, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of the outstanding common shares.
     We acquired our Initial Vessels from Stena, Concordia and Fram concurrently with the completion of our initial public offering on November 10, 2004. We acquired Stena Concept and Stena Contest from Stena on January 5, 2006. The Vessels are currently owned by eight subsidiaries of the Company (each, a “Vessel Subsidiary”). The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel.
     The following chart summarizes certain information about our fleet.

Vessel Type	Year Built	Dwt	Flag	Date Acquired
V-MAX
Stena Victory	2001	314,000	Bermuda	November 10, 2004
Stena Vision	2001	314,000	Bermuda	November 10, 2004
Panamax
Stena Companion	2004	72,000	Bermuda	November 10, 2004
Stena Compatriot	2004	72,000	Bermuda	November 10, 2004
Product
Stena Concord	2004	47,400	Bermuda	November 10, 2004

Vessel Type	Year Built	Dwt	Flag	Date Acquired
Stena Consul	2004	47,400	Bermuda	November 10, 2004
Stena Concept	2005	47,400	Bermuda	January 5, 2006
Stena Contest	2005	47,400	Bermuda	January 5, 2006
     Our wholly -owned subsidiaries have time chartered our vessels to the Charterers. Upon completion of our initial public offering in November 2004, each of our Initial Vessels was chartered for a fixed term expiring in November 2009, followed by three one-year options exercisable at the option of the Charterers. In January 2006, in connection with our acquisition of two Additional Vessels from Stena, the fixed term for one of our Product tankers (Stena Consul) and one of our Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by the Charterer and the fixed term for one of our Product tankers (Stena Concord) and one of our Panamax tankers (Stena Companion) was reduced to November 2008, followed by three one-year options exercisable by the Charterer. The terms of the charters for our V-MAX tankers were not amended.
     The fixed charter period for the Additional Vessels that we acquired in January 2006 expires in January 2009. At the end of the initial three-year period, both we and the Charterer have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months. Furthermore, if the Charterer exercises the 30-month option, there will be two additional one-year options, exercisable by the Charterer.
     We have agreed to guarantee the obligations of each of our subsidiaries under the Charters.
     The Charterers are Stena Bulk AB, a wholly owned subsidiary of Stena, and CM V-MAX I Limited and CM V-MAX II Limited, each a wholly owned subsidiary of Concordia.
     The following table sets forth the daily basic hire for our Initial Vessels.

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2005 – Nov. 10, 2006	$36,075	$17,688	$17,688	$15,765	$15,765
Nov. 11, 2006 – Nov. 10, 2007	36,469	17,989	17,989	16,043	16,043
Nov. 11, 2007 – Nov. 10, 2008	36,882	18,306	18,306	16,335	16,335
Nov. 11, 2008 – Nov. 10, 2009 (1)	37,316	18,639	18,639	16,642	16,642
Nov. 11, 2009 – Nov. 10, 2010 (2)	37,772	18,989	18,989	16,964	16,964
Nov. 11, 2010 – Nov. 10, 2011 (3)	38,251	19,356	19,356	17,303	17,303
Nov. 11, 2011 – Nov. 10, 2012	38,753	19,741	—	17,658	—
Nov. 11, 2012 – Nov. 10, 2013	—	20,145	—	18,031	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX Tankers, Stena Vision and Stena Victory. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.

     The following table sets forth the daily basic hire for the Additional Vessels that we acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)
January 5, 2006 – January 4, 2007	$19,765
January 5, 2007 – January 4, 2008	20,043
January 5, 2008 – January 4, 2009	20,335
January 5, 2009 – January 4, 2010 (1)	17,942
January 5, 2010 – January 4, 2011	18,264
January 5, 2011 – July 4, 2011	18,603
July 5, 2011 – July 4, 2012 (2)	21,158
July 5, 2012 – July 4, 2013	21,531

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either we or the Charterers may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the Charter for this 30-monthly period, we would be eligible to earn additional hire in addition to basic hire.

(2)	This period is the first for which the Charterer has the option to extend the charters if either one of the Charter exercises the option described in Footnote 1 above.
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
     Our Vessel Subsidiaries have entered into fixed rate ship management agreements with Northern Marine. Under the ship management agreements, Northern Marine is responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses. Northern Marine has outsourced some of these services to third-party providers. We have agreed to guarantee the obligations of each of our subsidiaries under the ship management agreements.
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
     The following table sets forth the daily base operating costs for the Initial Vessels.

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2005 – Nov. 10, 2006	$7,875	$6,038	$6,038	$5,565	$5,565
Nov. 11, 2006 – Nov. 10, 2007	8,269	6,339	6,339	5,843	5,843
Nov. 11, 2007 – Nov. 10, 2008	8,682	6,656	6,656	6,135	6,135
Nov. 11, 2008 – Nov. 10, 2009	9,116	6,989	6,989	6,442	6,442
Nov. 11, 2009 – Nov. 10, 2010 (1)	9,572	7,339	7,339	6,764	6,764
Nov. 11, 2010 – Nov. 10, 2011 (2)	10,051	7,706	7,706	7,103	7,103
Nov. 11, 2011 – Nov. 10, 2012 (3)	10,553	8,091	—	7,458	—
Nov. 11, 2012 – Nov. 10, 2013	—	8,495	—	7,831	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX Tankers. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.

     The following table sets forth the daily base operating costs for the Additional Vessels we acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)
January 5, 2006 – January 4, 2007	$5,565
January 5, 2007 – January 4, 2008	5,843
January 5, 2008 – January 4, 2009	6,135
January 5, 2009 – January 4, 2010 (1)	6,442
January 5, 2010 – January 4, 2011	6,764
January 5, 2011 – July 4, 2011	7,103
July 5, 2011 – July 4, 2012 (2)	7,458
July 5, 2012 – July 4, 2013	7,831

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either we or the Charterers may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charter extends the Charter for this 30-monthly period, we would be eligible to earn additional hire in addition to basic hire.

(2)	This period is the first for which the Charter has the option to extend the charters if either one of the Charterers exercises the option described in Footnote 1 above.
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
     There are restrictions that limit our ability to declare dividends, including those established under Bermuda law and under our secured term loan agreement. In addition to the discussion below, please see “Item 1A. Risk Factors — We cannot assure you that we will pay any dividends” and “—We may not be able to recharter our vessels profitably after they expire, unless they are extended at the option of the Charterers.”
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
     The table below does not reflect noncash charges that we will incur, primarily depreciation on our vessels. The timing and amount of dividend payments will be determined by our board of directors and will depend on our cash earnings, financial condition, cash requirements and availability and the provisions of Bermuda law affecting the payment of dividends and other factors. The table below does not take into account any expenses we will incur if the subsidiaries of Concordia and Stena and the two companies owned by Stena and Fram exercise their rights to have us register their shares under the registration rights agreement. For an overview of the registration rights agreement, see “Item 3. — Quantitative and Qualitative Disclosures about Market Risk— If a significant number of our common shares are sold in the market, the market price of our common shares could significantly decline, even if our business is doing well.”
     We cannot assure you that our dividends will in fact be equal to the amounts set forth below. The amount of future dividends set forth in the table below represents only an estimate of future dividends based on our charter contracts, ship management agreements and an estimate of our other expenses and assumes that none of our expenses materially increase during the periods set forth below. The amount of future dividends, if any, could be affected by various factors, including the loss of a vessel, required capital expenditures, cash reserves established by our board of directors, increased or unanticipated expenses, inability to earn additional hire revenue during off hire periods, a change in our dividend policy, increased borrowings or future issuances of securities, many of which will be beyond our control. As a result, the amount of dividends actually paid may vary from the amounts currently estimated and such variations may be material. There can be no assurance that any dividends will be paid. See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk — We cannot assure you that we will pay any dividends” and “—We may not be able to recharter our vessels profitably after they expire, unless they are extended at the option of the Charterers.”
     Based on the assumptions and the other matters in the preceding paragraphs, we estimate that the amount of cash available for dividends for each of the fiscal years set forth below would be as follows.

	Fiscal Year Ending
	December 31,
	2006	2007	2008
	(In millions of $, except
	per share amounts)
Basic Hire	64.3	65.0	65.7
V-MAX Additional Hire	2.4	1.0	—
Vessel operating expenses	(18.2)	(18.9)	(19.6)
Cash Administrative expenses (1)	(2.2)	(2.2)	(2.3)
Cash interest cost (2)	(12.3)	(12.3)	(12.3)

Cash available for dividends	34.0	32.6	31.5

Estimated dividends per share(3)	$2.19	$2.10	$2.03

(1)	Cash administrative expenses exclude approximately $300,000 that we expect to incur in 2006 related to the purchase of the two Additional Vessels and will be funded by our new $229.5 million term loan facility with the Royal Bank of Scotland plc.

(2)	Cash interest costs reflect the benefit of approximately $1 million per year from the 2005 termination of the Interest Rate Swap with Fortis Bank. The interest expense for each year will be approximately $13.2 million ($229.5 million at 5.7325%).

(3)	Based on 15,500,000 issued and outstanding common shares.
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
     In April 2006, we declared a dividend of $0.57 per share. That dividend was paid on May 9, 2006 to our shareholders of record on May 5, 2006. The May 2006 dividend was based on our operating results for the first quarter ended March 31, 2006. In that period, we earned additional hire of $1.4 million, including additional hire of $800,000 on vessels other than the V-MAX tankers. In April 2005, we declared a dividend of $0.55 per share. That dividend was paid on May 10, 2005 to our shareholders of record on May 6, 2005. The May 2005 dividend was based on our operating results for the first quarter year ending March 31, 2005. In that period, we earned additional hire of $2.2 million, including additional hire of $1.5 million on vessels other than the V-MAX tankers.
Results of Operations
     The discussion below compares our results of operations for the three months ended March 31, 2006 to the three months ended March 31, 2005.
THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005
Total operating revenues
     Total operating revenues were $17.2 million for the three months ended March 31, 2006 compared to $14.3 million for the three months ended March 31, 2005. Revenues for the three months ended March 31, 2006 consisted of $15.8 million in basic hire and $1.4 million in additional hire. During the three months ended March 31, 2006, the Charterers operated our Panamax tankers and Product tankers in the spot market, resulting in payment to us of $800,000 of additional hire. These four vessels benefited from higher tanker spot rates during the first quarter of 2006. In addition, the two V-MAX tankers that are sub-chartered to Sun International generated $600,000 of additional hire.
     Total operating revenues of $17.2 million for the three months ended March 31, 2006 were $2.9 million higher than the total operating revenues for the three months ended March 31, 2005. The increased revenues were attributed to the additional of two new

Product tankers to our fleet in January 2006, as well as slightly higher daily charter rates in 2006. We expect that total operating revenues, including guaranteed additional hire revenues from our V-MAX tankers in 2006 will be approximately $66.7 million.
     The vessels were off hire for a combined total of 1.95 days for the three months ended March 31, 2006, compared to 7.81 days off hire for the three months ended March 31, 2005.
Total vessel operating expenses
     Total vessel operating expenses were $4.7 million for the three months ended March 31, 2006 compared to $3.3 million for the three months ended March 31, 2005. Vessel operating expenses for the three months ended March 31, 2006 were higher than the same period in 2005 reflecting the addition of the two Additional Vessels to our fleet in January 2006 and the annual increase in daily vessel management fees under our ship management agreements. We expect that vessel operating expenses will be approximately $18.2 million for 2006 based on our fixed cost rate vessel management agreements.
Depreciation
     Depreciation was $4.0 million for the three months ended March 31, 2006, compared to $3.1 million for the three months ended March 31, 2005. The year over year increase in depreciation reflects the addition of two new Product tankers to our fleet in January 2006. We estimate that depreciation on our eight vessels for 2006 will be approximately $16 million.
General and administrative expenses
     General and administrative expenses were $741,000 for the three months ended March 31, 2006 compared to $420,000 for the three months ended March 31, 2005. The increase in general and administrative expenses reflects higher legal, accounting, and administrative costs associated the purchase of the two Additional Vessels in January 2006, and higher audit fees than the first quarter of 2005. We estimate that administrative expenses for 2006 will be approximately $2.5 – $2.7 million, which includes approximately $300,000 associated with the purchase of the two new vessels in January 2006.
Net Other Income
     Net other income represents interest expense, interest income and other financial items. Net other income was $1.0 million for the three months ended March 31, 2006, compared to net other expense of $1.6 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, the net other income, includes $4.2 million related to the unrealized gain on the Company’s interest rate swap, $144,000 of interest income, offset by $3.3 million in interest expense related under our $229.5 million secured credit facility with The Royal Bank of Scotland plc, which matures in January 2011. Net other expense for the three months ended March 31, 2005 reflects interest expense of $1.6 million on the Company’s prior $135 million secured credit facility with Fortis Bank, offset by $38,000 of interest income.
     With respect to our new $229.5 term loan credit facility, by entering into an interest rate swap agreement, we have fixed the interest rate under the facility at 5.7325% for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at March 31, 2006 was an asset of $2.0 million. The fair value of the swap at December 31, 2005 was a liability of $2.2 million. Accordingly, the Company recorded a non-cash increase in the fair value the interest rate swap of $4.2 million in current earnings as an unrealized gain in the first quarter of 2006. In the first quarter of 2005, the Company accounted for its prior interest rate swap agreement as a cash flow hedge pursuant to SFAS No. 133, and accordingly changes in the fair value of the prior swap agreement were recorded in other comprehensive income.
     We estimate that interest expense under the new facility will be approximately $13.2 million per year. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year. Accordingly, we estimate that interest expense under this facility will be approximately $13.2 million per year.
Liquidity and Capital Resources
     We operate in a capital intensive industry. Our liquidity requirements relate to our operating expenses, including payments under our ship management agreements, quarterly payments of interest and the payment of principal at maturity under our $229.5 million secured credit facility and maintaining cash reserves to provide for contingencies.

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
     On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance our indebtedness under its $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. is acting as agent, (2) finance the purchase price of two new Product tankers from the Stena Group and (3) general corporate purposes. The Company completed the refinancing of its indebtedness with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent in December 2005 and completed the vessel acquisitions in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the value of our vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with the Royal Bank of Scotland. As a result of this swap, we fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the benefit that the Company received from the termination of its swap with Fortis Bank of $4.8 million that has been designated by the Board of Directors to offset the higher interest costs of the new $229.5 million term loan facility. The term loan agreement provides that if at any time the aggregate market value of the Company’s vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital.
     We had outstanding long term debt of $229.5 million as of March 31, 2006. This amount reflects outstanding borrowings under our secured credit facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year. Our long -term debt outstanding as of December 31, 2005 was $135 million representing borrowings to finance our initial six vessels in conjunction with the Company’s initial public offering.
     As of March 31, 2006, we had cash and cash equivalents of $10.9 million. Net cash provided by operating activities for the three months ending March 31, 2006 was $7.1 million.
     Net cash used in investing activities in 2006 was $94.3 million. This amount relates to the purchase of our two new Product tankers on January 5, 2006 for $92 million and the purchase of $4.8 million in time deposits in the first quarter of 2006 with a maturity greater than 90 days, offset by the sale of $2.5 million in time deposits in the first quarter of 2006.
     Net cash provided by financing activities for the three months ending March 31, 2006 was $86.3 million, which consisted of proceeds from the final draw down of the Company’s $229.5 million secured credit facility in the amount of $94.5 million, offset by $8.2 million in dividend payments made in February 2006.
     We collect our basic hire monthly in advance and pay our ship management fees monthly in advance. We receive additional hire payable quarterly in arrears. We expect charter revenues will be sufficient to cover our ship management fees, interest payments, administrative expenses and other costs and continue to pay quarterly dividends as described above in under the caption Dividend Policy.
     We believe that our cash flow from our charters will be sufficient to fund our interest payments under our secured credit facility and our working capital requirements for the short and medium term. To the extent we intend to pursue vessel acquisitions, we will need to obtain additional capital. Our longer term liquidity requirements include repayment of the principal balance of our secured credit facility in January 2011. We will require new borrowings or issuances of equity or other securities to meet this repayment obligation.
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
     We review long -lived assets used in our business on an annual basis for impairment, or whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. We assess recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. We estimate fair value based on independent appraisals, sales price negotiations, active markets, if available, and projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value using these methods is subject to numerous uncertainties which require our significant judgment when making assumptions of revenues, operating costs, selling and administrative expenses, interest rates and general economic business conditions, among other factors.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk arising from changes in interest rates, primarily resulting from the floating rate of our borrowings. We use interest rate swaps to manage such interest rate risk. We have not entered into any financial instruments for speculative or trading purposes.
     At March 31, 2006, we had a $229.5 million outstanding under our debt facility. The borrowings under our $229.5 million secured term loan facility bear interest at a floating rate of LIBOR (reset quarterly) plus a margin of 0.75%. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 5.7325% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured credit facility. The unrealized gain on the fair value of the interest rate swap agreement as of March 31, 2006 was $2.0 million. At December 31, 2005, we had a $135 million outstanding under our debt facility. The unrealized loss on the fair value of the interest rate swap agreement as of December 31, 2005 was $2.2 million.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of Material Weakness in Internal Control
     As reported in our 2005 Annual Report on Form 10-K, we determined that the Company did not have personnel possessing sufficient technical expertise related to the application of the provisions of generally accepted accounting principles to derivative instruments, or with sufficient understanding of derivative instruments. As a result, a material misstatement was identified in our unrealized loss on interest rate swap that was corrected prior to the issuance of the 2005 consolidated financial statements. We have designed new internal control procedures to remediate the controls over derivative financial instruments.
     Effective March 7, 2006, we implemented several additional control procedures to ensure that the on-going accounting for derivative instruments was handled correctly, including obtaining additional confirmations of the fair value of the derivative instrument from our lender, The Royal Bank of Scotland, and a third party capital markets trading operation, as well as, having the Company’s outsourced internal audit function independently review and validate the accounting for the fair value of the derivative instrument. We believe we have taken the steps necessary to remediate this material weakness. We will continue to monitor vigorously the effectiveness of these processes, procedures and controls.
     Other than as expressly noted above in this Item 4, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Risk Factors
     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.
Company Specific Risk Factors
          We cannot assure you that we will pay any dividends
     We intend to pay dividends on a quarterly basis in amounts determined by our board of directors. We believe our dividends will be substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our board of directors. Such expenses consist primarily of fees under our ship management agreements, directors’ fees, salaries and benefits of our President and Co-Chief Executive Officer and our Co-Chief Executive Officer and Chief Financial Officer, payment of interest under our credit facility less the prorated cash benefit from the termination of an interest rate swap with Fortis Bank in December 2005, other administrative costs and other expenses. There can be no assurance that we will not have other cash expenses, including extraordinary expenses, which could include the costs of claims and related litigation expenses. There can be no assurance that we will not have additional expenses or liabilities, that the amounts currently anticipated for the items set forth above will not increase, that we will not have to fund any required capital expenditures for our vessels or that our board of directors will not determine to establish additional cash reserves or change our dividend policy. Other than the fees under our ship management agreements, none of our fees or expenses is fixed.
     The amount of potential future dividends set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividend Policy” represents only an estimate of future dividends based on our charter contracts, ship management agreements, an estimate of our other expenses and the other matters and assumptions set forth therein and assumes that other than our ship management expenses, none of our expenses increase during the periods presented in the table. The amount of future dividends, if any, could be affected by various factors, including the loss of a vessel, required capital expenditures, cash reserves established by our board of directors, increased or unanticipated expenses, inability to earn additional hire revenue during off hire periods, a change in our dividend policy, increased borrowings or future issuances of securities, many of which are beyond our control. As a result, the amount of dividends actually paid may vary from period to period and such variations may be material.
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
We may not be able to recharter our vessels profitably after they expire, unless they are extended at the option of the Charterers
     Our charters have fixed terms with between three and five years remaining. The Charterers have options to extend the terms of their charter. Each of the Charterers has the sole discretion to exercise that option. We cannot predict whether the Charterers will exercise any of their extension options under one or more of the Charters. The Charterers will not owe any fiduciary or other duty to us or our shareholders in deciding whether to exercise the extension option, and the Charterers’ decision may be contrary to our interests or those of our shareholders.

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
We are leveraged and subject to restrictions in our financing agreements that impose constraints on our operating and financing flexibility
     We have a secured term loan facility of $229.5 million, under which $135 million was outstanding as of December 31, 2005 and the remaining $94.5 million was drawn down as of January 5, 2006, to finance a portion of the cash purchase price for our vessels. We are required to apply a substantial portion of our cash flow from operations to the payment of interest on borrowings under the facility. Our facility, which is secured by, among other things, mortgages on our vessels, pledges of our time charters and assignments of earnings, insurances and requisition compensation in respect to our vessels, requires that we comply with various operating covenants and maintain certain financial ratios including that the market value of our vessels exceeds 125% of the total facility amount outstanding and that the market value of our vessels exceeds 140% of our borrowings (or 125% if the loan amount at the time of such dividend all of our vessels are on time charter for a remaining period of at least 12 months) in order for us to pay dividends. The facility also requires that Northern Marine remain as technical manager for our vessels.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Not applicable.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable
Item 6. Exhibits.
(A)	Exhibits:

Exhibit
Number	Description of Exhibit(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Unless otherwise noted, each exhibit is filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARLINGTON TANKERS LTD.

By:	/s/ Edward Terino
Name: Edward Terino
Title: Co-Chief Executive Officer and Chief Financial Officer
     Date: May 10, 2006

Exhibit
Number	Description of Exhibit(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Unless otherwise noted, each exhibit is filed herewith.