Form 10-Q
period 2006-06-30
Arlington Tankers Ltd.
filed 2006-08-08
CIK 1305507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
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
THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 8, 2006: Common Stock, par value $0.01 per share: 15,500,000 shares

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Operations (unaudited) and Comprehensive Income (unaudited) for the three and six months ended June 30, 2006 and 2005	4

	Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2006	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31

ITEM 4.	Controls and Procedures	31

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 1A.	Risk Factors	32

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 3.	Defaults Upon Senior Securities	41

ITEM 4.	Submission of Matters to a Vote of Security Holders	41

ITEM 5.	Other Information	42

ITEM 6.	Exhibits	42

SIGNATURES		43
EXHIBIT INDEX		44
EX-3.1 Bye-Laws
EX-31.1 Section 302 Certification C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O. & C.F.O.

Item 1. Financial Statements
     Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S.$” or “$” are to United States dollars.
ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,492	$11,839
Short-term investments	8,600	2,500
Other receivables	1,266	1,601
Prepaid expenses and accrued income	185	283

Total current assets	20,543	16,223

NONCURRENT ASSETS:
Vessels, net	353,087	269,031
Deferred debt issuance costs	1,075	1,193
Interest rate swap agreement at fair value	4,978	—

Total noncurrent assets	359,140	270,224

TOTAL ASSETS	$379,683	$286,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$674	$2,399
Unearned charter revenues	5,356	2,237

Total current liabilities	6,030	4,636
NONCURRENT LIABILITIES:
Interest rate swap agreement at fair value	—	2,160
Long-term debt	229,500	135,000

TOTAL LIABILITIES	235,530	141,796
SHAREHOLDERS’ EQUITY:
Preference shares, $0.01 par value per share, 4,000,000 authorized, none issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value per share; 60,000,000 authorized; 15,500,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	155	155
Additional paid-in capital	136,275	138,038
Retained earnings	7,723	6,458

Total shareholders’ equity	144,153	144,651

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$379,683	$286,447

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2006	2005	2006	2005
REVENUES	$17,259	$13,538	$34,503	$27,830
OPERATING EXPENSES:
Vessel operating expenses	4,526	3,376	9,248	6,715
Depreciation	3,967	3,098	7,944	6,196
General and administrative expenses	713	553	1,454	974

TOTAL OPERATING EXPENSES	9,206	7,027	18,646	13,885

OPERATING INCOME	8,053	6,511	15,857	13,945
OTHER INCOME (EXPENSE):
Interest expense	(3,415)	(1,678)	(6,715)	(3,339)
Interest income	129	55	273	93
Unrealized gain on interest rate swap	2,956	—	7,137	—

NET OTHER INCOME/(EXPENSE)	(330)	(1,623)	695	(3,246)

NET INCOME	$7,723	$4,888	$16,552	$10,699

OTHER COMPREHENSIVE INCOME:

Net unrealized gain (loss) on derivative instrument	—	(2,724)	—	266
COMPREHENSIVE INCOME	$7,723	$2,164	$16,552	$10,965

Earnings per common share, basic and diluted	$0.50	$0.32	$1.07	0.69

Weighted average shares outstanding, basic and diluted	15,500,000	15,500,000	15,500,000	15,500,000
See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(IN THOUSANDS)

	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance as of January 1, 2006	$155	$138,038	$6,458	$144,651
Net income			16,552	16,552
Cash dividend paid		(1,763)	(15,287)	(17,050)

Balance at June 30, 2006 (unaudited)	$155	$136,275	$7,723	$144,153

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$16,552	$10,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,944	6,196
Unrealized (gain)/loss on interest rate swap	(7,137)	—
Amortization of debt issuance costs	118	81
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Other receivables	334	773
Prepaid expenses and accrued income	98	1,245
Accrued expenses and other current liabilities	(1,725)	(795)
Unearned revenues	3,119	(2,040)

Net cash provided by operating activities	19,303	16,159

INVESTING ACTIVITIES:
Capital expenditures on vessels	(92,000)	—
Sale of short-term investments	7,300	—
Purchase of short-term investments	(13,400)	—

Net cash (used) by investing activities	(98,100)	—

FINANCING ACTIVITIES:
Proceeds from long-term debt	94,500	—
Dividend payments from retained earnings	(15,287)	(10,102)
Dividend payments from paid in capital	(1,763)	(4,468)

Net cash provided (used) by financing activities	77,450	(14,570)

Net (decrease) increase in cash	(1,347)	1,589
Cash and cash equivalents, beginning of period	11,839	5,960

Cash and cash equivalents, end of period	$10,492	$7,549

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. GENERAL
     Arlington Tankers Ltd. (the “Company” or “Arlington”) was incorporated in September 2004 under the laws of Bermuda for the purpose of acquiring six tanker vessels (the “Initial Vessels”) consisting of two V-Max VLLC’s from Concordia Maritime AB (“Concordia”), two Product tankers from Stena AB (“Stena”), and two Panamax tankers from subsidiaries of Stena, Concordia and two companies owned 75% by Stena and 25% by Fram Shipping Co. Ltd (“Fram”). In November 2004, the Company completed its initial public offering by issuing and selling to the public 11,450,000 common shares, par value $0.01 per share, at a price to the public of $20.00 per share, raising gross proceeds of $229 million before the deduction of underwriting discounts, commissions and expenses of approximately $17.7 million. Simultaneously, the Company issued a total of 4,050,000 common shares at a price of $20.00 per share to Stena, Concordia and Fram, for total consideration of $81 million, as part of the settlement of the purchase price of the Initial Vessels. On that date the Company also raised $135 million of secured debt (before expenses of approximately $0.8 million) as part of the financing of the Initial Vessels. On acquisition of the Initial Vessels, the excess of the purchase price of $426.5 million over the historical book value of $283.2 million at which the predecessor shareholders carried the Initial Vessels on their books was considered a deemed distribution of $143.3 million to those predecessor shareholders. An aggregate of 1,717,500 of these shares were sold in the initial public offering in connection with the underwriters’ exercise of their over-allotment option. The Company did not receive any proceeds from the sale of shares by the Stena, Concordia, and Fram. Concurrent with the closing of this initial public offering, the Company completed the acquisition of the Initial Vessels.
     On December 12, 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance the indebtedness under the Company’s $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent, (2) finance the purchase price of two new Product tankers from Stena and (3) general corporate purposes. The Company completed the refinancing of its previous debt facility in December 2005 and completed the vessel acquisitions in January 2006. The new term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the value of the Company’s vessels to the amount outstanding under the loan facility falls below 2.0 (the “Ratio”). The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, the Company entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the Ratio falls below 2.0. The annual cash interest costs will approximate 5.38% (5.48% if the Ratio falls below 2.0) due to the benefit that the Company received from the termination of a swap with Fortis Bank of $4.8 million that has been designated by the Company’s Board of Directors to offset the higher interest costs of the new $229.5 million term loan facility.
     On January 5, 2006, the Company entered into a series of agreements with certain Stena subsidiaries, Stena Bulk, Northern Marine Management Ltd. (“Northern Marine”), and Stena Maritime (the “Stena Parties”), pursuant to which the Company, through wholly owned subsidiaries, completed the purchase from subsidiaries of Stena Maritime two Product tankers known as the Stena Concept and the Stena Contest (the “Additional Vessels”) from subsidiaries of Stena Maritime for a purchase price per Additional Vessel of $46,000,000. In connection with the acquisition of the Additional Vessels, the Company and the Stena Parties also entered into certain related agreements with the Stena Parties and amended certain of our agreements with the Stena Parties related to the Initial Vessels. At the closing of this acquisition, the Company’s subsidiaries that purchased the Additional Vessels and Stena Bulk entered into new time charter party agreements with respect to the Additional Vessels. Under the new time charter parties, which are substantially similar to the time charter parties that the Company’s subsidiaries have entered into for the Initial Vessels, the Company’s subsidiaries that purchased the Additional Vessels time chartered the Additional Vessels to Stena Bulk for an initial period of three years at the fixed daily basic hire without any additional hire provision. At the end of the initial three-year period, both the Company and Stena Bulk have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months, at the fixed daily basic hire. If Stena Bulk exercises this option, there will be an additional hire provision during the 30-month period. If the Company exercises this option, there will be no additional hire arrangement. Furthermore, if Stena Bulk exercises the 30-month option, there will be two additional one-year options, exercisable by Stena Bulk, at the fixed daily basic hire set forth below, but without an additional hire provision.

     At the closing of the acquisition of the Additional Vessels, the time charter parties for the Company’s existing Product tankers and Panamax tankers were amended. These amendments modified the charter periods for the Company’s previously-acquired Product tankers and Panamax tankers and provided certain changes to the calculation of additional hire under these time charter parties. The amendments to the terms of the charters provided that (1) the five-year fixed term for one of the Product tankers (Stena Consul) and one of the Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by Stena Bulk and (2) the five-year fixed term for one of the Product tankers (Stena Concord) and one of the Panamax tankers (Stena Companion) was reduced so that it expired in November 2008, followed by three one-year options exercisable by Stena Bulk. The term of the charters for the V-MAX tankers were not amended. The amendments to the additional hire provisions provided for certain favorable adjustments to fuel consumption metrics used in the calculation of additional hire for the Product tankers and Panamax tankers.
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
     Effective November 10, 2004 for the Initial Vessels and January 5, 2006 for the Additional Vessels, the Company has also entered into ship management agreements with Northern Marine. The ship management agreements provide for the technical management of the Vessels.
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
     The following table sets forth the daily basic hire for the Initial Vessels.

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2005 – Nov. 10, 2006	$36,075	$17,688	$17,688	$15,765	$15,765
Nov. 11, 2006 – Nov. 10, 2007	36,469	17,989	17,989	16,043	16,043
Nov. 11, 2007 – Nov. 10, 2008	36,882	18,306	18,306	16,335	16,335
Nov. 11, 2008 – Nov. 10, 2009 (1)	37,316	18,639	18,639	16,642	16,642
Nov. 11, 2009 – Nov. 10, 2010 (2)	37,772	18,989	18,989	16,964	16,964
Nov. 11, 2010 – Nov. 10, 2011 (3)	38,251	19,356	19,356	17,303	17,303
Nov. 11, 2011 – Nov. 10, 2012	38,753	19,741	—	17,658	—
Nov. 11, 2012 – Nov. 10, 2013	—	20,145	—	18,031	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX Tankers, Stena Vision and Stena Victory. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
     The following table sets forth the daily basic hire for the Additional Vessels that the Company acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)
January 5, 2006 – January 4, 2007	$19,765
January 5, 2007 – January 4, 2008	20,043
January 5, 2008 – January 4, 2009	20,335
January 5, 2009 – January 4, 2010 (1)	17,942
January 5, 2010 – January 4, 2011	18,264

Stena Concept
Stena Contest
Period	(Product)
January 5, 2011 – July 4, 2011	18,603
July 5, 2011 – July 4, 2012 (2)	21,158
July 5, 2012 – July 4, 2013	21,531

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either the Company or the Charterers may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the Charter for this 30-monthly period, the Company would be eligible to earn additional hire in addition to basic hire.

(2)	This period is the first for which the Charterer has the option to extend the charters if either one of the Charter exercises the option described in Footnote 1 above.
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
     In the case of the V-MAX tankers, which are currently sub-chartered by subsidiaries of Concordia to Sun International, the Company receives additional hire equal to the difference between the amount paid by Sun International under its time charters and the basic hire, less ship broker commissions paid by the charterer in an amount not to exceed 2.5% of the charterhire received by the charterer and commercial management fees paid by the charterer in an amount not to exceed 1.25% of the charterhire received by the charterer. The sub-charter agreements for the two V-MAX tankers to Sun International are due to expire in June 2007 and September 2007.
     Immediately following the expirations of the Concordia subcharters with Sun International, both V-MAX tankers will commence operating under a new two year sub-charter agreement between Concordia and Litasco, a subsidiary of the Russian energy company LukOil OAO. During the period of these sub-charters the Company will continue to earn not only guaranteed basic charter hire from Concordia, but, as a result of the new sub-charters, will also earn guaranteed additional hire from the profit sharing provisions of the charter agreements. Under the new sub-charters to Litasco, the profit sharing provisions in the Concordia charters are expected to result in revenue of approximately $700,000 per quarter in addition to the guaranteed basic charter hire levels, once the Litasco sub-charters commence.
     The Vessel Subsidiaries have entered into fixed-rate ship management agreements with Northern Marine. Under the ship management agreements, Northern Marine is responsible for all technical management of the vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses. Northern Marine has outsourced some of these services to third-party providers. We have agreed to guarantee the obligations of each of the Company’s Vessel Subsidiaries under the ship management agreements.
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
2. ACCOUNTING POLICIES
Basis of accounting and presentation
     The unaudited condensed interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The resulting operations for the interim periods ended June 30, 2006, are not necessarily indicative of the results for the entire year ended December 31, 2006. The consolidated financial statements include the assets and liabilities, results of operations and cash flows of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Cash and cash equivalents and short-term investments
     The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. The Company considers all demand and time deposits and all highly liquid investments with an original maturity of greater than three months as of the date of purchase to be short-term investments. Cash and cash equivalents of $10.5 million and short-term investments of $8.6 million as of June 30, 2006 are pledged as described in Note 8 and are held at a single financial institution with a Standard & Poor’s rating of A+. The carrying value of cash and cash equivalents approximates its fair value.
Drydocking
     In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled in-water survey or drydocking necessary to preserve the quality of our vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that the Vessels that are younger than 15 years will undergo in-water surveys 2.5 years after drydocking and that Vessels are to be drydocked every five years, while vessels 15 years or older are to be drydocked every 2.5 years in which case the additional drydocks take the place of these in-water surveys. During 2006, we anticipate that five vessels will undergo their initial in-water surveys. Under the terms of our vessel management agreements with Northern Marine, the cost of these initial in-water surveys is covered by the vessel management fees that the Company pays to Northern Marine. During the duration of these in-water surveys, the Company will not have the opportunity to earn additional hire revenues from profit-sharing arrangements with Stena.
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
Fair value of financial instruments
     Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair values for all financial instruments, both on- and off-balance-sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of June 30, 2006 and December 31, 2005.
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
     In December 2004, FASB issued SFAS No. 123, (Revised 2004) — Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS No. 123. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. Under SEC rules, the Company is allowed to implement SFAS No. 123R in the first quarter of its 2006 fiscal year. Since the Company does not currently have any equity compensation plans, it does not believe that the adoption of SFAS No. 123R will have a material effect on its consolidated financial statements.
     In March 2005, The Financial Accounting Standards Board published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation” (“FIN 47”), to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is intended to provide a more consistent recognition of liabilities relating to asset retirement obligations, additional information about expected future cash outflows associated with these obligations, and additional information about investments in long-lived assets, because it recognizes additional asset retirement costs as part of the assets carrying amounts. FIN 47 is effective for 2005. FIN 47 did not impact the Company in 2006 or 2005.
4. CHARTER REVENUES
     The minimum future revenues to be received by the Company under time charters in effect as of June 30, 2006, is $216.4 million, which represents the committed time charter income under the time charters in effect between the Company and Stena and Concordia that expire November 2008, 2009, and 2010, as well as the guaranteed additional hire revenue related to the Concordia’s sub-charter of the two V-MAX vessels to Sun International through mid-2007. The table below does not include any future additional hire related to the sub-charter agreements between Concordia and Litasco due to the uncertainty of the commencement of the sub-charter agreements.

Minimum Future
Year	Charter Revenue
(In thousands of $)
2006	$35,432
2007	67,622
2008	65,548
2009	36,509
2010	11,289
5. OTHER RECEIVABLES

	June 30,	December 31,
	2006	2005
	(In thousands of $)
Additional hire revenue due from Stena/Concordia	$1,266	$1,601

	$1,266	$1,601

     As of June 30, 2006 and December 31, 2005 other receivables represent amounts due under the additional hire profit share arrangement. These amounts are calculated quarterly in arrears.

6. VESSELS, NET

	June 30,	December 31,
	2006	2005
	(In thousands of $)
Vessels
Cost	$402,426	$310,426
Accumulated depreciation	(49,339)	(41,395)

Net book value at end of year	353,087	269,031
Spare parts	—	—

Vessels, net	$353,087	$269,031

     On January 5, 2006 the Company completed the purchase of the Additional Vessels for $46 million each. The Additional Vessels along with the Initial Vessels are pledged as described in Note 8.
     There have been no drydocking costs capitalized through June 30, 2006.
7. DEFERRED DEBT ISSUANCE COST
     Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in other interest expense. As of June 30, 2006 and December 31, 2005 the balance relates entirely to the Company’s $229.5 million secured term loan facility with The Royal Bank of Scotland plc. Deferred debt issuance cost is comprised of the following amounts.

	June 30,	December 31,
	2006	2005
	(In thousands of $)
Debt arrangement fees	$1,200	$1,200
Accumulated amortization	(125)	(7)

Deferred debt issuance cost	$1,075	$1,193

8. DEBT

	June 30,	December 31,
	2006	2005
	(In thousands of $)
Secured credit facility	$229,500	$135,000
Total debt	$229,500	$135,000

     As of June 30, 2006 the Company had $229.5 million in debt on the new term loan facility with The Royal Bank of Scotland plc outstanding. On December 12, 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provided for a term loan facility of up to $229.5 million. The term loan agreement is secured by first priority mortgages over each of the eight Vessels, assignment of earnings and insurances and the Company’s rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly owned subsidiaries and a charge over certain of the Company’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair value of the Company’s vessels to the amount outstanding under the loan facility falls below 2.0 (the “Ratio”). The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the Ratio is below 2.0.
     The term loan agreement provides that if at any time the aggregate fair value of the Company’s vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital. At June 30, 2006 and December 31, 2005 the Company was in compliance with the financial covenants of the loan agreement.
     As of December 31, 2005 the Company had a secured credit facility of $135 million under the term loan facility with The Royal Bank of Scotland plc. The Company refinanced this $135 million indebtedness with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent in December 2005 and completed the acquisition of the Additional Vessels in January 2006.
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
     Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. The base floating rate of LIBOR plus margin of 75 basis points for the quarter ended June 30, 2006 and the base floating rate of LIBOR plus margin of 100 basis points for the quarter ended June 30, 2005 were 4.97938% and 4.0925%, respectively. For the quarter ended June 30, 2006 and the quarter ended June 30, 2005, the Company had approximately $256,000 and approximately $633,000, respectively of reclassifications to increase interest expense. These reclassifications did not impact the Company’s obligation under its debt facilities however, these amounts represent the net payments made under the swap agreements that represent interest expense paid in excess of the variable interest incurred and paid under the debt facility. The following table summarizes interest expense incurred under the Company’s debt facilities and interest rate swap agreements for the six months ended June 30, 2006 and June 30, 2005, exclusive of amortized debt issue costs and other interest costs:

	Six months ended	Six months ended
($ in thousands)	June 30, 2006	June 30, 2005

Interest related to floating rate debt facility	$6,284	$2,598
Interest related to fixed rate swap agreement	256	633

Total interest incurred under debt facility and interest rate swap	$6,540	$3,231

     In December 2005, the Company entered into a new $229.5 million secured debt facility with The Royal Bank of Scotland plc. On December 21, 2005 the Company completed an initial draw down of $135 million to repay its credit facility with Fortis Bank. In conjunction with the new debt facility, the Company entered into an interest rate swap to change the characteristics of the interest payments on its secured debt facility from LIBOR to a fixed rate of 5.7325%, or 5.8325% if the Ratio falls below 2.0. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at June 30, 2006 was an asset of $5.0 million. Accordingly, the Company recorded a non-cash increase in the fair value of the interest rate swap of $3.0 million in current earnings as an unrealized gain in the second quarter of 2006. The fair market value of the Company’s interest rate swap will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate swap will decrease which will result in an unrealized loss in current earnings. If the implied forward interest rate curve increases, the fair market value of the interest rate swap will increase as a result of an unrealized gain in current earnings. If the implied forward interest rate curves increase above the fixed rate of 5.7325%, the fair market value of the swap will increase and result in an unrealized gain on the swap. In either case, changes in the unrealized gain or loss as a result of fluctuations in the fair value of the interest rate swap did not impact the Company’s cash dividend payments.
     Except for these interest rate swaps, the Company had no other outstanding derivative instruments as of June 30, 2006 and December 31, 2005.
     The Company is exposed to credit loss in the event of non-performance by the counter-parties to its swap contracts. The Company minimizes its credit risk on these transactions by endeavoring to only deal with credit-worthy financial institutions, and therefore the Company views the risk of non-performance by the counter-parties as low.
10. SHARE CAPITAL
     As of June 30, 2006 and December 31, 2005, the Company’s authorized share capital is comprised of 12,000 founder shares, par value $1.00 per share, which have been authorized but not issued, 60,000,000 common shares, par value $0.01 per share, and 4,000,000 undesignated preference shares, par value $0.01 per share.
     As of June 30, 2006 and December 31, 2005, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no preference shares issued and outstanding.
11. COMMITMENTS AND CONTINGENCIES

	June 30	December 31,
	2006	2005
	(In thousands of $)
Ship mortgages	$229,500	$135,000
     As of June 30, 2006, ship mortgages represent first mortgages on the eight Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011. As of December 31, 2005, ship mortgages represent first mortgages on the six Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011.

     The minimum future Vessel operating expenses to be paid by the Company under the ship management agreements in effect as of June 30, 2006 that expire in 2008, 2009, and 2010, and which increase 5% per year on November 9th is $63.4 million. Below is a summary by year of the minimum future Vessel operating expenses:

Minimum Future Vessel
Year	Operating Expenses
(In thousand of $)
2006	$9,315
2007	19,297
2008	19,631
2009	10,710
2010	4,428
     The Company has guaranteed the obligations of each of its subsidiaries under the charters and ship management agreements described in Note 1.
     The Company has entered into a registration rights agreement with subsidiaries of Concordia and Stena and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of June 30, 2006 no such expenses had been incurred.
          Effective July 12, 2005, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% eligible compensation deferred by employees. All of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the six months ended June 30, 2006 the Company’s matching contribution was $20,600.
12. RELATED PARTY TRANSACTIONS
     As described in Note 1, the Company was formed for the purpose of acquiring the six Initial Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004 as also described in Note 1. In January 2006 the Company acquired the two Additional Vessels from Stena, this is also described in Note 1. Prior to their acquisitions, the Vessels were traded in the spot market. As explained in Note 1, the Company has entered into time charters for the eight Vessels with subsidiaries of Stena and Concordia that expire in 2008, 2009 and 2010. The revenue received from Stena and Concordia for the six months ended June 30, 2006 under these contracts was $34.5 million.
     The Company has also entered into ship management arrangements with a subsidiary of Stena that expire in 2008, 2009, and 2010. The amounts charged by a Stena subsidiary under this agreement for the six months ended June 30, 2006 was $9.2 million.
13. SUBSEQUENT EVENTS
     On July 27, 2006, the Company declared a dividend of $9,145,000 or $0.59 per share, and paid that dividend on August 8, 2006 to shareholders of record as of August 4, 2006.

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

     Effective November 10, 2004, we have also entered into ship management agreements with Northern Marine. The ship management agreements provide for the technical management of our vessels. Under the ship management agreements, we have agreed to pay Northern Marine a flat fee per day per vessel, which increases 5% every year.
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
     In the case of the V-MAX tankers, which are currently sub-chartered by subsidiaries of Concordia to Sun International, the Company receives additional hire equal to the difference between the amount paid by Sun International under its time charters and the basic hire, less ship broker commissions paid by the charterer in an amount not to exceed 2.5% of the charterhire received by the charterer and commercial management fees paid by the charterer in an amount not to exceed 1.25% of the charterhire received by the charterer. The sub-charter agreements for the two V-MAX tankers to Sun International are due to expire in June 2007 and September 2007.
     Immediately following the expirations of the Concordia subcharters with Sun International, both V-MAX tankers will commence operating under a new two year sub-charter agreement between Concordia and Litasco, a subsidiary of the Russian energy company LukOil OAO. During the period of these sub-charters the Company will continue to earn not only guaranteed basic charter hire from Concordia, but, as a result of the new sub-charters, will also earn guaranteed additional hire from profit sharing provisions of the charter agreements. Under the new sub-charters to Litasco, the profit sharing provisions in the Concordia charters are expected to result in revenue of approximately $700,000 per quarter in addition to the guaranteed basic charter hire levels, once the Litasco sub-charters commence.
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
     Under the ship management agreements, Northern Marine has agreed to return vessels in-class and in the same good order and condition as when delivered, except for ordinary wear and tear.
     Northern Marine is also obligated under the ship management agreements to maintain insurance for each of the Vessels, including marine hull and machinery insurance, protection and indemnity insurance (including pollution risks and crew insurances), war risk insurance and off-hire insurance. Under the ship management agreements, we pay Northern Marine a fixed fee per day per vessel for all of the above services, which increases 5% per year, for so long as the relevant Charter is in place. Under the ship management agreements, Northern Marine has agreed to indemnify us for the loss of the basic hire for each of our Vessels in the event, for circumstances specified under the Charters, the vessel is off hire or receiving reduced hire for more than five days during any twelve-month period, net of amounts received by us from off-hire insurance. Stena has agreed to guarantee this indemnification by Northern Marine. Both we and Northern Marine have the right to terminate any of the ship management agreements if the relevant Charter has been terminated.
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
     The following table sets forth the daily base operating costs for the Additional Vessels.

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
     The table below sets forth amounts that would be available to us for the payment of dividends for each of the fiscal years set forth below assuming that:
•	the basic hire is paid on all of our tankers and all of our tankers are on hire for 360 days per fiscal year;

•	no additional hire is paid other than the additional hire based on the current sub-charters with Sun International, and additional hire of $1.4 million earned in the first six months of 2006;

•	we have no cash expenses or liabilities other than the ship management agreements, our current directors’ fees, the current salaries and benefits of our President and our Chief Financial Officer, currently anticipated administrative and other expenses and interest under our credit facility;

•	we pay no U.S. federal income taxes and minimal U.S. state and payroll taxes or have to fund any required capital expenditures with respect to our vessels;

•	no cash reserves are established by our board of directors;

•	we remain in compliance with our credit facility which requires, among other things, that the market value of our vessels exceeds 140% of our borrowings under the facility (or 125% if the loan amount at the time of such dividend all of our vessels are on time charter for a remaining period of at least 12 months) in order to pay dividends;

•	we do not issue any additional common shares or other securities or borrow any additional funds; and

•	the Charterers do not exercise any options to extend the terms of the Charters.

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

	Fiscal Year Ending
	December 31,
	2006	2007	2008
	(In millions of $, except
	per share amounts)
Basic Hire	$64.5	$65.0	$65.7
V-MAX Additional Hire (1)	2.4	1.0	—
Panamax and Product tankers Additional Hire (2)	1.4	—	—
Vessel operating expenses	(18.5)	(18.9)	(19.6)
Cash Administrative expenses (3)	(2.2)	(2.2)	(2.3)
Cash interest cost (4)	(12.3)	(12.3)	(12.3)

Cash available for dividends	$35.3	$32.6	$31.5

Estimated dividends per share (5)	$2.28	$2.10	$2.03

(1)	The V-MAX additional hire in 2006 and 2007 represents the guaranteed additional hire from the sub-charter agreements with Sun International that are due to expire in June 2007 and September 2007. Immediately following the expiration of the Concordia sub-charters with Sun International, we expect both V-MAX tankers to commence operating under new two year sub-charter agreements between Concordia and Litasco, a subsidiary of the Russian energy company LukOil OAO. Because we cannot determine the exact commencement date for the new sub-charter agreements between Concordia and Litasco, we have not included any additional hire related to these sub-charter agreements in our estimated cash available for dividends. Once the new sub-charters to Litasco commence, the profit sharing provisions in the Concordia charters are expected to result in revenue of approximately $700,000 per quarter in addition to the guaranteed basic charter hire levels.

(2)	The Company has received $1.4 million of additional hire relating to its Panamax and Product tankers for the six months ended June 30, 2006. No estimates have been made for additional hire revenues that are not contractually guaranteed via long-term sub-charters, as is the case for the V-MAX. Panamax and Product tanker additional hire revenue shown is the actual year-to-date amount through June 30, 2006.

(3)	Cash administrative expenses exclude approximately $300,000 that we expect to incur in 2006 related to the purchase of the two Additional Vessels and will be funded by our new $229.5 million term loan facility with The Royal Bank of Scotland plc.

(4)	Cash interest costs reflect the benefit of approximately $1 million per year from the 2005 termination of the Interest Rate Swap with Fortis Bank. The interest expense for each year will be approximately $13.2 million ($229.5 million at 5.7325%).

(5)	Based on 15,500,000 issued and outstanding common shares.
     We believe that our cash flow from our charters will be sufficient to fund our interest payments under our term loan agreement and our working capital requirements for the short and medium term. To the extent we intend to pursue vessel acquisitions, we will need to obtain additional capital. Our longer term liquidity requirements include repayment of the principal balance of our secured term loan facility in January 2011. We will require new borrowings or a combination of new borrowings and issuances of equity or other securities to meet this repayment obligation.
     In July 2006, we declared a dividend of $0.59 per share. That dividend was paid on August 8, 2006 to our shareholders of record as of August 4, 2006. The July 2006 dividend was based on our operating results for the second quarter ending June 30, 2006. In that period, we earned additional hire of $1.3 million, including additional hire of $700,000 on vessels other than the V-MAX tankers. In April 2006, we declared a dividend of $0.57 per share. That dividend was paid on May 9, 2006 to our shareholders of record on May 5, 2006. The May 2006 dividend was based on our operating results for the first quarter ending March 31, 2006. In that period, we earned additional hire of $1.4 million, including additional hire of $800,000 on vessels other than the V-MAX tankers. In July 2005, we declared a dividend of $0.53 per share. That dividend was paid on August 9, 2005 to our shareholders of record on August 5, 2005.The July 2005 dividend was based on our operating results for the second quarter year ending June 30, 2005. In that period, we earned additional hire of $1.1 million, including additional hire of $377,000 on vessels other than the V-MAX tankers.
Results of Operations
     The discussion below compares our results of operations for the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005.
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005
  Total operating revenues
     Total operating revenues were $17.3 million for the three months ended June 30, 2006 compared to $13.5 million for the three months ended June 30, 2005. Revenues for the three months ended June 30, 2006 consisted of $16.0 million in basic hire and $1.3 million in additional hire. During the three months ended June 30, 2006, the Charterers operated our Panamax tankers and Product tankers in the spot market, resulting in payment to us of $700,000 of additional hire. These four vessels benefited from higher tanker spot rates during the second quarter of 2006. In addition, the two V-MAX tankers that are sub-chartered to Sun International generated $600,000 of additional hire.
     Total operating revenues of $17.3 million for the three months ended June 30, 2006 were $3.8 million higher than the total operating revenues for the three months ended June 30, 2005. The increased revenues were attributed to the additional of two new Product tankers to our fleet in January 2006, as well as slightly higher daily charter rates in 2006. We expect that total operating revenues, including guaranteed additional hire revenues from our V-MAX tankers in 2006 will be approximately $68.3 million.
     The vessels were off hire for a combined total of 10 days for the three months ended June 30, 2006, compared to 0.58 days off hire for the three months ended June 30, 2005.
  Total vessel operating expenses
     Total vessel operating expenses were $4.5 million for the three months ended June 30, 2006 compared to $3.4 million for the three months ended June 30, 2005. Vessel operating expenses for the three months ended June 30, 2006 were higher than the same period in 2005 reflecting the addition of the Additional Vessels to our fleet in January 2006 and the annual increase in daily vessel management fees under our ship management agreements. We expect that vessel operating expenses will be approximately $18.5 million for 2006 based on our fixed cost rate vessel management agreements.
  Depreciation
     Depreciation was $4.0 million for the three months ended June 30, 2006, compared to $3.1 million for the three months ended June 30, 2005. The year over year increase in depreciation reflects the addition of two new Product tankers to our fleet in January 2006. We estimate that depreciation on our eight vessels for 2006 will be approximately $16 million.
  General and administrative expenses
     General and administrative expenses were $713,000 for the three months ended June 30, 2006 compared to $553,000 for the three months ended June 30, 2005. The increase in general and administrative expenses reflects higher legal, accounting, and administrative costs associated with the purchase of the Additional Vessels in January 2006, and higher administrative costs associated with the establishment of executive offices in Westport, Connecticut. We estimate that administrative expenses for 2006 will be approximately $2.5 – $2.7 million in 2006 which includes approximately $300,000 associated with the purchase of the Additional Vessels in January 2006.
  Net Other Income (Expense)
     Net other income (expense) represents interest expense, net of interest income and other financial items. Net other expense was $330,000 for the three months ended June 30, 2006, compared to net other expense of $1.6 million for the three months ended June 30, 2005. For the three months ended June 30, 2006, the net other expense, includes $3.4 million in interest expense related to our $229.5 million secured credit facility with The Royal Bank of Scotland, plc, which matures in January 20111 offset by, $129,000 of interest income, and $3.0 million related to the unrealized gain on the Company’s interest rate swap. Net other expense for the three months ended June 30, 2005 reflects interest expense of $1.7 million on the Company’s prior $135 million secured credit facility with Fortis Bank, offset by $55,000 of interest income.
     With respect to our new $229.5 term loan credit facility, by entering into an interest rate swap agreement, we have fixed the interest rate under the facility at 5.7325% (5.8325% if the Ratio falls below 2.0) for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at June 30, 2006 was an asset of $5.0 million. The fair value of the swap at March 31, 2006 was an asset of $2.0 million. Accordingly, the Company recorded a non-cash increase in the fair value the interest rate swap of $3.0 million in current earnings as an unrealized gain in the second quarter of 2006. In the second quarter of 2005, the Company accounted for its prior interest rate swap agreement as a cash flow hedge pursuant to SFAS No. 133, and accordingly changes in the fair value of the prior swap agreement were recorded as a component of other comprehensive income.
SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005
  Total operating revenues
     Total operating revenues were $34.5 million for the six months ended June 30, 2006 compared to $27.8 million for the six months ended June 30, 2005. Revenues for the six months ended June 30, 2006 consisted of $31.9 million in basic hire and $2.6 million in additional hire. During the six months ended June 30, 2006, the Charterers operated our Panamax tankers and Product tankers in the spot market, resulting in payment to us of $1.4 million of additional hire. These four vessels benefited from higher tanker spot rates during the first quarter of 2006. In addition, the two V-MAX tankers that are sub-chartered to Sun International generated $1.2 million of additional hire for the six months ended June 30, 2006.
     Total operating revenues of $34.5 million for the six months ended June 30, 2006 were $6.7 million higher than the total operating revenues for the six months ended June 30, 2005. The increased revenues were attributed to the addition of the two Additional Vessels to our fleet in January 2006, as well as slightly higher daily charter rates in 2006. We expect that total operating revenues, including guaranteed additional hire revenues from our V-MAX tankers in 2006 will be approximately $68.3 million.

     The vessels were off hire for a combined total of 11.95 days for the six months ended June 30, 2006, compared to 8.39 days off hire for the six months ended June 30, 2005.
  Total vessel operating expenses
     Total vessel operating expenses were $9.2 million for the six months ended June 30, 2006 compared to $6.7 million for the six months ended June 30, 2005. Vessel operating expenses for the six months ended June 30, 2006 were higher than the same period in 2005 reflecting the addition of two new Product tankers to our fleet in January 2006 and the annual increase in daily vessel management fees under our ship management agreements. We expect that vessel operating expenses will be approximately $18.5 million for 2006 based on our fixed cost rate vessel management agreements.
  Depreciation
     Depreciation was $7.9 million for the six months ended June 30, 2006, compared to $6.2 million for the six months ended June 30, 2005. The year over year increase in depreciation reflects the addition of the Additional Vessels to our fleet in January 2006. We estimate that depreciation on our eight Vessels for 2006 will be approximately $16 million.
  General and administrative expenses
     General and administrative expenses were $1.5 million for the six months ended June 30, 2006 compared to $974,000 for the six months ended June 30, 2005. The increase in general and administrative expenses reflects higher legal, accounting, and administrative costs associated with the purchase of the Additional Vessels in January 2006, and higher audit fees than the first quarter of 2005. We estimate that administrative expenses for 2006 will be approximately $2.5 – $2.7 million in 2006 which includes approximately $300,000 associated with the purchase of the Additional Vessels in January 2006.
  Net Other Income (Expense)
     Net other income (expense) represents interest expense, net of interest income and other financial items. Net other income was $695,000 for the six months ended June 30, 2006, compared to net other expense of $3.2 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, the net other income, includes $7.1 million related to the unrealized gain on the Company’s interest rate swap, $273,000 of interest income, offset by $6.7 million in interest expense related under our $229.5 million secured credit facility with The Royal Bank of Scotland plc, which matures in January 2011. Net other expense for the six months ended June 30, 2005 reflects interest expense of $3.3 million on the Company’s prior $135 million secured credit facility with Fortis Bank, offset by $93,000 of interest income.
     With respect to our new $229.5 million term loan credit facility, by entering into an interest rate swap agreement, we have fixed the interest rate under the facility at 5.7325% (5.8325% if the Ratio falls below 2.0) for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at June 30, 2006 was an asset of $5.0 million. The fair value of the swap at December 31, 2005 was a liability of $2.1 million. Accordingly, the Company recorded a non-cash increase in the fair value the interest rate swap of $7.1 million as an unrealized gain for the six months ended June 30, 2006. For the six months ended June 30, 2005, the Company accounted for its prior interest rate swap agreement as a cash flow hedge pursuant to SFAS No. 133, and accordingly changes in the fair value of the prior swap agreement were recorded as a component of other comprehensive income.
     Based upon the effectively fixed interest rate under the terms of the swap agreement, we estimate that interest expense under the new facility will be approximately $13.2 million per year.
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
     On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance our existing indebtedness under its $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. is acting as agent, (2) finance the purchase price of two new Product tankers from the Stena Group and (3) general corporate purposes. The Company completed the refinancing of its indebtedness with Fortis Bank in December 2005 and completed the Additional Vessel acquisition in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the value of our vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, we fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the benefit that the Company received from the termination of its existing swap with Fortis Bank of $4.8 million that has been designated by the Board of Directors to offset the higher interest costs of the new $229.5 million term loan facility. The term loan agreement provides that if at any time the aggregate market value of the Company’s vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital.
     We had outstanding long term debt of $229.5 million as of June 30, 2006. This amount reflects outstanding borrowings under our secured credit facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year. Our long term debt outstanding as of December 31, 2005 was $135 million representing borrowings to finance our initial six vessels in conjunction with the Company’s initial public offering.
     As of June 30, 2006, we had cash and cash equivalents of $10.5 million. Net cash provided by operating activities for the six months ending June 30, 2006 was $19.3 million.
     Net cash used in investing activities in 2005 was $98.1 million. This amount relates to the purchase of our two new Product tankers on January 5, 2006 for $92 million and the purchase of $13.4 million in marketable securities for the six months ending June 30, 2006 with a maturity greater than 90 days, offset by the sale of $7.3 million in marketable securities for the six months ending June 30, 2006.
     Net cash provided by financing activities for the six months ending June 30, 2006 was $77.5 million, which consisted of proceeds from the final draw down of the Company’s $229.5 million secured credit facility in the amount of $94.5 million, offset by $17.1 million in dividend payments made in February 2006 and May 2006.
     We collect our basic hire monthly in advance and pay our ship management fees monthly in advance. We receive additional hire payable quarterly in arrears. We expect charter revenues will be sufficient to cover our ship management fees, interest payments, administrative expenses and other costs and continue to pay quarterly dividends as described above in under the caption Dividend Policy.
     We believe that our cash flow from our charters will be sufficient to fund our interest payments under our secured credit facility and our working capital requirements for the short and medium term. To the extent we pursue additional vessel acquisitions, we will need to obtain additional debt or equity capital. Our longer term liquidity requirements include repayment of the principal balance of our secured credit facility in January 2011. We will require new borrowings or a combination of new borrowings and issuances of equity or other securities to meet this repayment obligation.
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
     At June 30, 2006, we had a $229.5 million outstanding under our debt facility. The borrowings under our $229.5 million secured term loan facility bear interest at a floating rate of LIBOR (reset quarterly) plus a margin of 0.75%. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 5.7325% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured credit facility. The unrealized gain on the fair value of the interest rate swap agreement as of June 30, 2006 was $5.0 million. At December 31, 2005, we had a $135 million outstanding under our debt facility. The unrealized loss on the fair value of the interest rate swap agreement as of December 31, 2005 was $2.2 million.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

     Under our ship management agreements, Northern Marine, which we refer to as Northern Marine, is responsible for all of the technical and operational management of our vessels for a fixed management fee, increasing 5% annually. Northern Marine has also agreed to indemnify us against specified off hire and reduced hire for our vessels that exceeds five days per year. However, this indemnity only extends to the amount payable to us as basic hire and would not extend to any amounts that would otherwise be payable to us as additional hire if the vessels were not off hire. Our ship management agreements with Northern Marine may be terminated by either party if the relevant Charter is terminated or expires. If our ship management agreements with Northern Marine were to terminate, we may not be able to obtain similar fixed rate terms or indemnification for off hire and reduced hire periods from another ship manager.
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
•	the material facts as to such interested director’s relationship or interests were disclosed or were known to the board of directors and the board had in good faith authorized the transaction by the affirmative vote of a majority of the disinterested directors;

•	such material facts were disclosed or were known to the shareholders entitled to vote on such transaction and the transaction was specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or

•	the transaction was fair as to the corporation as of the time it was authorized, approved or ratified.
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
Item 4. Submission of Matters to a Vote of Security Holders.
The following matters were submitted to a vote of our shareholders at our 2006 Annual Meeting of Shareholders held on June 12, 2006 and approved by the requisite vote of our shareholders as follows:
At the annual general meeting Dr. E Grant Gibbons was elected as a Class II director, and Michael K. Drayton and Stephen O. Jaeger continue as a Class I and Class III director, respectively.

Proposal I:	Election of Dr. E Grant Gibbons as a Class II Director
The appointment of Dr. E. Grant Gibbons as a Class II Director was approved for a three (3) year term, expiring at the 2009 Annual General Meeting.

FOR	AGAINST	ABSTAIN	TOTAL
13,367,057	0	0	13,367,057

Proposal II:	Approval of amendments to the Company’s bye-laws to allow the number of directors to be determined by our Board of Directors and for a quorum to be a majority of directors
Based on the recommendation of the Board of Directors, amendments to the Company’s bye-laws were approved to allow the number of directors to be determined by our Board of Directors and for the quorum to be a majority of the directors.

FOR	AGAINST	ABSTAIN	TOTAL
13,190,857	186,927	49,185	13,426,969

Proposal III:	Appointment of Moore Stephens P.C. as independent registered public accounting firm for the fiscal year ending December 31, 2006
Based on the recommendation of the Audit Committee, Moore Stephens P.C. was appointed to serve as the independent registered public accountant of the Company for the fiscal year ending December 31, 2006.

FOR	AGAINST	ABSTAIN	TOTAL
13,366,918	21,671	38,380	13,426,969

Item 5. Other Information.
Not applicable
Item 6. Exhibits.
(A)	Exhibits:

Exhibit
Number	Description of Exhibit(1)
3.1	Bye-laws

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Unless otherwise noted, each exhibit is filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARLINGTON TANKERS LTD.
By:	/s/ Edward Terino
	Name:	Edward Terino
	Title:	Co-Chief Executive Officer and Chief Financial Officer

Date: August 8, 2006

Exhibit
Number	Description of Exhibit(1)
3.1	Bye-laws

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Unless otherwise noted, each exhibit is filed herewith.