Form 10-Q
period 2006-09-30
Arlington Tankers Ltd.
filed 2006-11-09
CIK 1305507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐       No ☑
THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 8, 2006_: Common Stock, par value $0.01 per share: 15,500,000 shares

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Operations (unaudited) and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2006 and 2005	4

	Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2006	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4.	Controls and Procedures	32

PART II:	OTHER INFORMATION	32

ITEM 1.	Legal Proceedings	32

ITEM 1A.	Risk Factors	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 3.	Defaults Upon Senior Securities	41

ITEM 4.	Submission of Matters to a Vote of Security Holders	41

ITEM 5.	Other Information	41

ITEM 6.	Exhibits	42

SIGNATURES		43

EXHIBIT INDEX		44
Ex-31.1 Certification of CEO
Ex-31.2 Certification of CFO
Ex-32.1 Certification of CEO & CFO pursuant to Section 906

Item 1. Financial Statements
     Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S.$” or “$” are to United States dollars.
ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,438	$11,839
Short-term investments	8,000	2,500
Other receivables	823	1,601
Prepaid expenses and accrued income	438	283

Total current assets	17,699	16,223

NONCURRENT ASSETS:
Vessels, net	349,030	269,031
Deferred debt issuance costs	1,015	1,193

Total noncurrent assets	350,045	270,224

TOTAL ASSETS	$367,744	$286,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$746	$2,399
Unearned charter revenues	2,237	2,237

Total current liabilities	2,983	4,636
NONCURRENT LIABILITIES:
Interest rate swap agreement at fair value	216	2,160
Long-term debt	229,500	135,000

TOTAL LIABILITIES	232,699	141,796
SHAREHOLDERS’ EQUITY:
Preference shares, $0.01 par value per share, 4,000,000 authorized, none issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value per share; 60,000,000 authorized; 15,500,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	155	155
Additional paid-in capital	134,853	138,038
Retained earnings	37	6,458

TOTAL SHAREHOLDER’ EQUITY	135,045	144,651

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$367,744	$286,447

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2006	2005	2006	2005
REVENUES	$17,600	$13,323	$52,103	$41,153
OPERATING EXPENSES:
Vessel operating expenses	4,578	3,413	13,827	10,128
Depreciation	4,057	3,112	12,001	9,308
General and administrative expenses	562	412	2,016	1,386

TOTAL OPERATING EXPENSES	9,197	6,937	27,844	20,822

OPERATING INCOME	8,403	6,386	24,259	20,331
OTHER INCOME (EXPENSE):
Interest expense	(3,416)	(1,695)	(10,131)	(5,034)
Interest income	244	65	517	158
Unrealized gain on interest rate swap	(5,194)	—	1,944	—

NET OTHER INCOME(EXPENSE)	(8,366)	(1,630)	(7,670)	(4,876)

NET INCOME	$37	$4,756	$16,589	$15,455

OTHER COMPREHENSIVE INCOME:

Net unrealized gain on derivative instrument	—	2,348	—	2,614
COMPREHENSIVE INCOME	$37	$7,104	$16,589	$18,069

Earnings per common share, basic and diluted	$0.00	$0.31	$1.07	1.00

Weighted average shares outstanding, basic and diluted	15,500,000	15,500,000	15,500,000	15,500,000
See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(IN THOUSANDS)

	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance as of January 1, 2006	$155	$138,038	$6,458	$144,651
Net income			16,589	16,589
Cash dividend paid		(3,185)	(23,010)	(26,195)

Balance at September 30, 2006 (unaudited)	$155	$134,853	$37	$135,045

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$16,589	$15,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,001	9,308
Unrealized (gain)/loss on interest rate swap	(1,944)	—
Amortization of debt issuance costs	178	121
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Other receivables	778	1,396
Prepaid expenses and accrued income	(155)	1,272
Accrued expenses and other current liabilities	(1,653)	(924)
Unearned revenues	—	2,202

Net cash provided by operating activities	25,794	28,830

INVESTING ACTIVITIES:
Capital expenditures on vessels	(92,000)	—
Sale of short-term investments	15,900	—
Purchase of short-term investments	(21,400)	—

Net cash (used) by investing activities	(97,500)	—

FINANCING ACTIVITIES:
Proceeds from long-term debt	94,500	—
Dividend payments from retained earnings	(23,010)	(14,990)
Dividend payments from paid in capital	(3,185)	(7,795)

Net cash provided (used) by financing activities	68,305	(22,785)

Net (decrease) increase in cash	(3,401)	6,045
Cash and cash equivalents, beginning of period	11,839	5,960

Cash and cash equivalents, end of period	$8,438	$12,005

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. GENERAL
     Arlington Tankers Ltd. (the “Company” or “Arlington”) was incorporated in September 2004 under the laws of Bermuda for the purpose of acquiring six tanker vessels (the “Initial Vessels”) consisting of two V-Max VLCC’s from Concordia Maritime AB (“Concordia”), two Product tankers from Stena AB (“Stena”), and two Panamax tankers from subsidiaries of Stena, Concordia and two companies owned 75% by Stena and 25% by Fram Shipping Co. Ltd (“Fram”). In November 2004, the Company completed its initial public offering by issuing and selling to the public 11,450,000 common shares, par value $0.01 per share, at a price to the public of $20.00 per share, raising gross proceeds of $229 million before the deduction of underwriting discounts, commissions and expenses of approximately $17.7 million. Simultaneously, the Company issued a total of 4,050,000 common shares at a price of $20.00 per share to Stena, Concordia and Fram, for total consideration of $81 million, as part of the settlement of the purchase price of the Initial Vessels. On that date the Company also raised $135 million of secured debt (before expenses of approximately $0.8 million) as part of the financing of the Initial Vessels. On acquisition of the Initial Vessels, the excess of the purchase price of $426.5 million over the historical book value of $283.2 million at which the predecessor shareholders carried the Initial Vessels on their books was considered a deemed distribution of $143.3 million to those predecessor shareholders. An aggregate of 1,717,500 of these shares were sold in the initial public offering in connection with the underwriters’ exercise of their over-allotment option. The Company did not receive any proceeds from the sale of shares by the Stena, Concordia, and Fram. Concurrent with the closing of this initial public offering, the Company completed the acquisition of the Initial Vessels.
     On December 12, 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance the indebtedness under the Company’s $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent, (2) finance the purchase price of two new Product tankers from Stena and (3) general corporate purposes. The Company completed the refinancing of its previous debt facility in December 2005 and completed the Additional Vessel acquisition in January 2006. The new term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of the Company’s Vessels to the amount outstanding under the loan facility falls below 2.0 (the “Ratio”). The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, the Company entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the Ratio falls below 2.0. The net annual cash interest costs will approximate 5.38% (5.48% if the Ratio falls below 2.0) due to the cash benefit that the Company received in December 2005 from the termination of a swap with Fortis Bank of $4.8 million. That cash benefit has been designated by the Company’s Board of Directors to offset the higher interest costs over the life of the new $229.5 million term loan facility.
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

     At the closing of the acquisition of the Additional Vessels, the time charter parties for the Company’s existing Product tankers and Panamax tankers were amended. These amendments modified the charter periods for the Company’s previously-acquired Product tankers and Panamax tankers and provided certain changes to the calculation of additional hire under these time charter parties. The amendments to the terms of the charters provided that (1) the five-year fixed term for one of the Product tankers (Stena Consul) and one of the Panamax tankers (Stena Compatriot) were extended to November 2010, followed by three one-year options exercisable by Stena Bulk and (2) the five-year fixed term for one of the Product tankers (Stena Concord) and one of the Panamax tankers (Stena Companion) were reduced so that it expired in November 2008, followed by three one-year options exercisable by Stena Bulk. The term of the charters for the V-MAX tankers was not amended. The amendments to the additional hire provisions provided for certain favorable adjustments to fuel consumption metrics used in the calculation of additional hire for the Product tankers and Panamax tankers.
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
     Based on its filings with the SEC, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of the Company’s outstanding common shares.
     The Company’s eight vessels (the “Vessels”) are currently owned by eight wholly-owned subsidiaries of the Company (each, a “Vessel Subsidiary”). The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel.
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
     The basic hire rate for each of the Vessels is payable to the Company monthly in advance and will increase annually by an amount equal to the annual increase in the fee payable under the applicable ship management agreement. The basic hire under the charters for each vessel type during each charter year is set forth below. The first charter year for the Initial Vessels commenced on November 10, 2004. Each subsequent charter year will begin on November 11 of the applicable year and end on the subsequent November 10. The first charter year for the Additional Vessels commenced on January 5, 2006. Each subsequent charter year will begin on January 5 of the applicable year and end on the subsequent January 4. In 2011, the charter period for the Additional Vessels may be extended for a six month-period beginning on January 5 and ending on July 4 and subsequent charter years will begin on July 5 and end on July 4.
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
     Immediately following the expirations of the Concordia subcharters with Sun International, both V-MAX tankers will commence operating under a new two year sub-charter agreement between Concordia and Litasco, a subsidiary of the Russian energy company LukOil OAO. During the period of these sub-charters the Company will continue to earn not only guaranteed basic charter hire from Concordia, but, as a result of the new sub-charters, will also earn additional hire from the profit sharing provisions of the charter agreements. Under the new sub-charters to Litasco, the profit sharing provisions in the Concordia charters are not guaranteed. In the event that the V-MAX tankers are off hire, the Company will not earn any additional hire revenue from the profit sharing provisions on the days that the Vessel is off hire. On the basis of operating 90 days per quarter, the Company expects the V-MAX tankers to generate revenues of approximately $700,000 per quarter in addition to the guaranteed basic charter hire levels, once the Litasco sub-charters commence.
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
     Northern Marine is also obligated under the ship management agreements to maintain insurance for each of the Company’s Vessels, including marine hull and machinery insurance, protection and indemnity insurance (including pollution risks and crew insurances), war risk insurance and off-hire insurance. Under the ship management agreements, the Company pays Northern Marine a fixed fee per day per Vessel for all of the above services, which increases 5% per year, for so long as the relevant charter is in place. Under the ship management agreements, Northern Marine has agreed to indemnify the Company for the loss of the basic hire for each of the Vessels in the event, for circumstances specified under the charters, the Vessel is off-hire or receiving reduced hire for more than five days during any twelve-month period, net of amounts received by us from off-hire insurance. Stena has agreed to guarantee this indemnification by Northern Marine. Both the Company and Northern Marine have the right to terminate any of the ship management agreements if the relevant charter has been terminated.
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
     Northern Marine provides technical and crewing management and payroll and support services to the Stena Sphere shipping divisions and approximately 10 other clients, including ChevronTexaco Corporation, Technip Offshore UK and Gulf Marine Management. Northern Marine has offices in Glasgow, Aberdeen, Mumbai, Kiel, Houston, Manila, Rotterdam and Singapore and has over 4,400 seafarers employed on approximately 90 vessels.
2. ACCOUNTING POLICIES
Basis of accounting and presentation
     The unaudited condensed interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The resulting operations for the interim periods ended September 30, 2006, are not necessarily indicative of the results for the entire year ended December 31, 2006. The consolidated financial statements include the assets and liabilities, results of operations and cash flows of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Cash and cash equivalents and short-term investments
     The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. The Company considers all demand and time deposits and all highly liquid investments with an original maturity of greater than three months as of the date of purchase to be short-term investments. Cash and cash equivalents of $8.4 million and short-term investments of $8.0 million as of September 30, 2006 are pledged as described in Note 8 and are held at a single financial institution with a Standard & Poor’s rating of A+. The carrying value of cash and cash equivalents approximates its fair value.
Drydocking
     In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled intermediate surveys or special surveys necessary to preserve the quality of our Vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that the Vessels will undergo intermediate surveys 2.5 years after special surveys and that Vessels will undergo special surveys every five years. During 2006, two Vessels completed special surveys and four Vessels completed an intermediate surveys. Under the terms of our vessel management agreements with Northern Marine, the cost of these intermediate and special surveys is covered by the vessel management fees that the Company pays to Northern Marine. During the duration of these intermediate and special surveys, the Company will not have the opportunity to earn additional hire revenues from profit-sharing arrangements with Stena.
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
Fair value of financial instruments
     Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair values for all financial instruments, both on- and off-balance sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of September 30, 2006 and December 31, 2005.
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

3. RECENTLY ISSUED ACCOUNTING STANDARDS
          In December 2004, the Financial Accounting Standards Board, or FASB issued SFAS No. 123, (Revised 2004) — Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS No. 123. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments issued. Under SEC rules, the Company is allowed to implement SFAS No. 123R in the first quarter of its 2006 fiscal year. Since the Company does not currently have any equity compensation plans, it does not believe that the adoption of SFAS No. 123R will have a material effect on its consolidated financial statements.
          In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for us will be the year ending December 31, 2007. We do not believe that the adoption of FIN 48 will have a material impact on our financial position, results of operations and cash flows.
          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. SFAS 157 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact SFAS 157 will have on our financial position, results of operations and cash flows.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 expresses the SEC’s views regarding the process of quantifying misstatements in financial statements. The view of the SEC is that the effects of prior year errors in the balance sheet must be taken into account for the current year income statement financial reporting. We implemented the provisions of SAB 108 during the third quarter of fiscal 2006 and it did not have a material impact on our financial position, results of operations or cash flows.
4. CHARTER REVENUES
     The minimum future revenues to be received by the Company under time charters in effect as of September 30, 2006, is $197.8 million, which represents the committed time charter income under the time charters in effect between the Company and Stena and Concordia that expire November 2008, 2009, and 2010, as well as the guaranteed additional hire revenue related to the Concordia’s sub-charter of the two V-MAX vessels to Sun International through mid-2007. The table below does not include any future additional hire related to the sub-charter agreements between Concordia and Litasco due to the uncertainty of the commencement of the sub-charter agreements.

Minimum Future
Year	Charter Revenue
(In thousands of $)
2006	$16,841
2007	67,622
2008	65,548
2009	36,509
2010	11,289

5. OTHER RECEIVABLES

	September 30,	December 31,
	2006	2005
	(In thousands of $)
Additional hire revenue due from Stena/Concordia	$823	$1,601

	$823	$1,601

     As of September 30, 2006 and December 31, 2005 other receivables represent amounts due under the additional hire profit share arrangement. These amounts are calculated quarterly in arrears.
6. VESSELS, NET

	September 30,	December 31,
	2006	2005
	(In thousands of $)
Vessels
Cost	$402,426	$310,426
Accumulated depreciation	(53,396)	(41,395)

Net book value at end of year	349,030	269,031
Spare parts	—	—

Vessels, net	$349,030	$269,031

     On January 5, 2006 the Company completed the purchase of the Additional Vessels for $46 million each. The Additional Vessels along with the Initial Vessels are pledged as described in Note 8.
     There have been no drydocking costs capitalized through September 30, 2006.
7. DEFERRED DEBT ISSUANCE COST
     Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in other interest expense. As of September 30, 2006 and December 31, 2005 the balance relates entirely to the Company’s $229.5 million secured term loan facility with The Royal Bank of Scotland plc. Deferred debt issuance cost is comprised of the following amounts.

	September 30,	December 31,
	2006	2005
	(In thousands of $)
Debt arrangement fees	$1,200	$1,200
Accumulated amortization	(185)	(7)

Deferred debt issuance cost	$1,015	$1,193

8. DEBT

	September 30,	December 31,
	2006	2005
	(In thousands of $)
Secured credit facility	$229,500	$135,000
Total debt	$229,500	$135,000

     As of September 30, 2006 the Company had $229.5 million in debt on the new term loan facility with The Royal Bank of Scotland plc outstanding. On December 12, 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provided for a term loan facility of up to $229.5 million. The term loan agreement is secured by first priority mortgages over each of the eight Vessels, assignment of earnings and insurances and the Company’s rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly-owned subsidiaries and a security interest in certain of the Company’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair value of the Company’s Vessels to the amount outstanding under the loan facility falls below 2.0 (the “Ratio”). The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the Ratio is below 2.0.
     The term loan agreement provides that if at any time the aggregate fair value of the Company’s Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital. At September 30, 2006 and December 31, 2005 the Company was in compliance with the financial covenants of the loan agreement.
          As of December 31, 2005 the Company had a secured credit facility of $135 million under the term loan facility with The Royal Bank of Scotland plc. The Company used this secured credit facility to refinance $135 million of indebtedness with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent in December 2005 and to complete the acquisition of the Additional Vessels in January 2006.
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
          Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. The base floating rate of LIBOR plus margin of 75 basis points for the quarter ended September 30, 2006 and the base floating rate of LIBOR plus margin of 100 basis points for the quarter ended September 30, 2005 were 6.24875% and 4.49%, respectively. For the quarter ended September 30, 2006 the Company had approximately $44,000 of reclassification to decrease interest expense. For the quarter ended September 30, 2005, the Company had approximately $722,000 of reclassifications to increase interest expense. These reclassifications did not impact the Company’s obligation under its debt facilities however, these amounts represent the net payments made under the swap agreements that represent interest expense paid in excess of the variable interest incurred and paid under the debt facility. The following table summarizes interest expense incurred under the Company’s debt facilities and interest rate swap agreements for the nine months ended September 30, 2006 and September 30, 2005, exclusive of amortized debt issue costs and other interest costs:

($ in thousands)	Nine months ended	Nine months ended
	September 30, 2006	September 30, 2005

Interest related to floating rate debt facility	$9,908	$4,147
Interest related to fixed rate swap agreement	(44)	722

Total interest incurred under debt facility and interest rate swap	$9,864	$4,869

     In December 2005, the Company entered into a new $229.5 million secured debt facility with The Royal Bank of Scotland plc. On December 21, 2005 the Company completed an initial draw down of $135 million to repay its credit facility with Fortis Bank. In conjunction with the new debt facility, the Company entered into an interest rate swap to change the characteristics of the interest payments on its secured debt facility from LIBOR to a fixed rate of 5.7325%, or 5.8325% if the Ratio falls below 2.0. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at September 30, 2006 was a liability of $216,000. Accordingly, the Company recorded a non-cash decrease in the fair value of the interest rate swap of $5.2 million in current earnings as an unrealized loss in the third quarter of 2006. The fair market value of the Company’s interest rate swap will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate swap will decrease which will result in an unrealized loss in current earnings. If the implied forward interest rate curve increases, the fair market value of the interest rate swap will increase as a result of an unrealized gain in current earnings. If the implied forward interest rate curves increase above the fixed rate of 5.7325%, the fair market value of the swap will increase and result in an unrealized gain on the swap. In either case, changes in the unrealized gain or loss as a result of fluctuations in the fair value of the interest rate swap did not impact the Company’s cash dividend payments.
     Except for these interest rate swaps, the Company had no other outstanding derivative instruments as of September 30, 2006 and December 31, 2005.
     The Company is exposed to credit loss in the event of non-performance by the counter-parties to its swap contracts. The Company minimizes its credit risk on these transactions by endeavoring to only deal with credit-worthy financial institutions, and therefore the Company views the risk of non-performance by the counter-parties as low.
10. SHARE CAPITAL
     As of September 30, 2006 and December 31, 2005, the Company’s authorized share capital is comprised of 12,000 founder shares, par value $1.00 per share, which have been authorized but not issued, 60,000,000 common shares, par value $0.01 per share, and 4,000,000 undesignated preference shares, par value $0.01 per share.
     As of September 30, 2006 and December 31, 2005, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no preference shares issued and outstanding.

11. COMMITMENTS AND CONTINGENCIES

	September 30,	December 31,
	2006	2005
	(In thousands of $)
Ship mortgages	$229,500	$135,000
     As of September 30, 2006, ship mortgages represent first mortgages on the eight Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011. As of December 31, 2005, ship mortgages represent first mortgages on the six Initial Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011.
     The minimum future Vessel operating expenses to be paid by the Company under the ship management agreements in effect as of September 30, 2006 that expire in 2008, 2009, and 2010, and which increase 5% per year on November 9th is $58.8 million. Below is a summary by year of the minimum future Vessel operating expenses:

Minimum Future Vessel
Year	Operating Expenses
(In thousand of $)
2006	$4,707
2007	19,297
2008	19,631
2009	10,710
2010	4,428
     The Company has guaranteed the obligations of each of its subsidiaries under the charters and ship management agreements described in Note 1.
     The Company has entered into a registration rights agreement with subsidiaries of Concordia and Stena and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of September 30, 2006 no such expenses had been incurred.
          Effective July 12, 2005, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% eligible compensation deferred by employees. All of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the nine months ended September 30, 2006 the Company’s matching contribution was $33,800.
12. RELATED PARTY TRANSACTIONS
     As described in Note 1, the Company was formed for the purpose of acquiring the six Initial Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004 as also described in Note 1. In January 2006 the Company acquired the two Additional Vessels from Stena, this is also described in Note 1. Prior to their acquisitions, the Vessels were traded in the spot market. As explained in Note 1, the Company has entered into time charters for the eight Vessels with subsidiaries of Stena and Concordia that expire in 2008, 2009 and 2010. The revenue received from Stena and Concordia for the nine months ended September 30, 2006 under these contracts was $52.1 million.
     The Company has also entered into ship management arrangements with a subsidiary of Stena that expire in 2008, 2009, and 2010. The amounts charged by a Stena subsidiary under this agreement for the nine months ended September 30, 2006 was $13.8 million.

13. SUBSEQUENT EVENTS
     On October 23, 2006, the Company declared a cash dividend of $9,300,000 or $0.60 per share, and paid that dividend on November 7, 2006 to shareholders of record as of November 3, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Forward Looking Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to us that are based on beliefs of our management as well as assumptions made by us and information currently available to us, in particular in this “Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.” When used in this document, words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “will,” “may,” “should,” and “expect” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. All statements in this document that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to, such matters as:
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
     On November 10, 2004, we completed our initial public offering and acquired our original fleet of six tankers, consisting of two V-MAX tankers, two Panamax tankers and two Product tankers, which we refer to as the Initial Vessels. The total purchase price for the Initial Vessels equaled approximately $426.5 million, consisting of $345.5 million in cash and 4,050,000 common shares that we issued to subsidiaries of Concordia and Stena and two companies owned by Stena and Fram. We financed the cash portion of the purchase price through our initial public offering and borrowings under a secured credit facility. The 4,050,000 shares issued to the sellers were valued at $81 million, based on the initial public offering price of $20.00 per share. An aggregate of 1,717,500 of the shares issued to the vessel sellers were sold in our initial public offering in connection with the underwriters’ exercise of their over-allotment option. We did not receive any proceeds from the sale of these shares.

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
     On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance the indebtedness under our $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent, (2) finance the purchase price of two new Product tankers, known as the Stena Concept and the Stena Contest, which we refer to as the Additional Vessels from the Stena Group and (3) general corporate purposes. We completed the refinancing of our previous debt facility in December 2005 and completed the Additional Vessel acquisition in January 2006. The new term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of our Vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, we entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, we have fixed the interest rate on the term loan agreement at 5.7325%. The net annual cash interest costs will approximate 5.38% due to the cash benefit that we received in December 2005 from the termination of a swap with Fortis Bank of $4.8 million. That cash benefit has been designated by our Board of Directors to offset the higher interest costs over the life of the new $229.5 million term loan facility.
     On January 5, 2006, we entered into a series of agreements with Stena Bulk, Northern Marine and Stena Maritime, which we refer to as the Stena Parties, pursuant to which we, through wholly owned subsidiaries, completed the purchase of the Additional Vessels from subsidiaries of Stena Maritime for a purchase price per vessel of $46 million. In connection with the acquisition of the Additional Vessels, the Stena Parties and we also entered into certain related agreements and amended certain of the agreements related to the Initial Vessels. At the closing of the acquisition, our subsidiaries that purchased the Additional Vessels and Stena Bulk entered into time charter parties. Under the time charter parties, which are substantially similar to the time charter parties that our subsidiaries have entered into for the Initial Vessels, our subsidiaries that purchased the Additional Vessels time chartered the Additional Vessels to Stena Bulk for an initial period of three years at the fixed daily basic hire. At the end of the initial three-year period, both we and Stena Bulk have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months, at the fixed daily basic hire. If Stena Bulk exercises this option, there will be an additional hire provision during the 30-month period. If we exercise this option, there will be no additional hire arrangement. Furthermore, if Stena Bulk exercises the 30-month option, there will be two additional one-year options, exercisable by Stena Bulk, at the fixed daily basic hire set forth below, but without an additional hire provision.
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

     At the closing of the acquisition, the ship management agreements for our Initial Vessels were also amended. These amendments modified the provisions relating to drydocking of the Vessels. Specifically, the amendments provided that all drydockings during the term of the ship management agreements are to be at the sole cost and expense of Northern Marine. In addition, Northern Marine agreed to conduct at least one mid-period drydocking for each Product tanker and Panamax tanker prior to redelivery of such Vessels. Furthermore, upon redelivery of the Vessels to us at the expiration of the ship management agreements, Northern Marine has agreed to pay to us a drydocking provision for each day from the completion of the last special survey drydocking during the term of the applicable ship management agreement (or if no special survey occurs during the term of such agreement, from the date of commencement of such agreement), to date of redelivery at the daily rates specified in the ship management agreements.
     Based on its filings with the SEC, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of our outstanding common shares.
     We acquired our Initial Vessels from Stena, Concordia and Fram concurrently with the completion of our initial public offering on November 10, 2004. We acquired Stena Concept and Stena Contest from Stena on January 5, 2006. The Vessels are currently owned by eight wholly-owned subsidiaries of the Company of which we refer to as a Vessel Subsidiary. The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel.
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
     Our wholly-owned subsidiaries have time chartered our Vessels to the Charterers. Upon completion of our initial public offering in November 2004, each of our Initial Vessels was chartered for a fixed term expiring in November 2009, followed by three one-year options exercisable at the option of the Charterers. In January 2006, in connection with our acquisition of two Additional Vessels from Stena, the fixed term for one of our Product tankers (Stena Consul) and one of our Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by the Charterer and the fixed term for one of our Product tankers (Stena Concord) and one of our Panamax tankers (Stena Companion) was reduced to November 2008, followed by three one-year options exercisable by the Charterer. The terms of the charters for our V-MAX tankers were not amended.
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
     The Charterers are Stena Bulk AB, a wholly owned subsidiary of Stena, and CM V-MAX I Limited and CM V-MAX II Limited, each a wholly-owned subsidiary of Concordia.

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
     Immediately following the expirations of the Concordia subcharters with Sun International, both V-MAX tankers will commence operating under a new two year sub-charter agreement between Concordia and Litasco, a subsidiary of the Russian energy company LukOil OAO. During the period of these sub-charters the Company will continue to earn not only guaranteed basic charter hire from Concordia, but, as a result of the new sub-charters, will also earn additional hire from profit sharing provisions of the charter agreements. Under the new sub-charters to Litasco, the profit sharing provisions in the Concordia charters are not guaranteed. In the event that the V-MAX tankers are off hire, the Company will not earn any additional hire revenue from the profit sharing provisions on the days that the Vessels are off hire. On the basis of operating for 90 days per quarter, the Company expects the V-MAX tankers to generate revenues of approximately $700,000 per quarter in addition to the guaranteed basic charter hire levels, once the Litasco sub-charters commence.
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
     Northern Marine provides technical and crewing management and payroll and support services to the Stena Sphere shipping divisions and approximately 10 other clients, including ChevronTexaco Corporation, Technip Offshore UK and Gulf Marine Management. Northern Marine has offices in Glasgow, Aberdeen, Mumbai, Kiel, Houston, Manila, Rotterdam and Singapore and has over 4,400 seafarers employed on approximately 90 vessels.
Dividend Policy
     We have paid cash dividends on our common shares quarterly since our incorporation in September, 2004. We intend to continue to pay quarterly cash dividends denominated in U.S. dollars to the holders of our common shares in amounts substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our board of directors. We intend to declare those dividends in January, April, July and October of each year and pay those dividends in the subsequent month. Distributions to shareholders are applied first to retained earnings. When retained earnings are not sufficient, distributions are applied to additional paid-in capital.
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
     The table below sets forth amounts that would be available to us for the payment of dividends for each of the fiscal years set forth below assuming that:
•	the basic hire is paid on all of our tankers and all of our tankers are on hire for 360 days per fiscal year;

•	no additional hire is paid other than the additional hire based on the current sub-charters with Sun International, and additional hire of $2.3 million earned on four of our Panamax and Product tankers in the first nine months of 2006;

•	we have no cash expenses or liabilities other than the ship management agreements, our current directors’ fees, the current salaries and benefits of our employees, currently anticipated administrative and other expenses and interest under our credit facility;

•	we pay no U.S. federal income taxes and minimal U.S. state and payroll taxes or have to fund any required capital expenditures with respect to our Vessels;

•	no material cash reserves are established by our board of directors;

•	we remain in compliance with our credit facility which requires, among other things, that the fair market value of our Vessels exceeds 140% of our borrowings under the facility (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order to pay dividends;

•	we do not issue any additional common shares or other securities or borrow any additional funds; and

•	the Charterers do not exercise any options to extend the terms of the Charters.
     The table below does not reflect non-cash charges that we will incur, primarily depreciation on our Vessels. The timing and amount of dividend payments will be determined by our board of directors and will depend on our cash earnings, financial condition, cash requirements and availability and the provisions of Bermuda law affecting the payment of dividends and other factors. The table below does not take into account any expenses we will incur if the subsidiaries of Concordia and Stena and the two companies owned by Stena and Fram exercise their rights to have us register their shares under the registration rights agreement. For an overview of the registration rights agreement, see “Item 3. — Quantitative and Qualitative Disclosures about Market Risk— If a significant number of our common shares are sold in the market, the market price of our common shares could significantly decline, even if our business is doing well.”
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

	Fiscal Year Ending
	December 31,
	2006	2007	2008
	(In millions of $, except
	per share amounts)
Basic Hire	$64.5	$65.0	$65.7
V-MAX Additional Hire (1)	2.4	1.0	—
Panamax and Product tankers Additional Hire (2)	2.3	—	—
Vessel operating expenses	(18.8)	(18.9)	(19.6)
Cash Administrative expenses (3)	(2.4)	(2.2)	(2.3)
Cash interest cost (4)	(12.3)	(12.3)	(12.3)

Cash available for dividends	$35.7	$32.6	$31.5

Estimated dividends per share (5)	$2.30	$2.10	$2.03

(1)	The V-MAX additional hire in 2006 and 2007 represents the guaranteed additional hire from the sub-charter agreements with Sun International that are due to expire in June 2007 and September 2007. Immediately following the expiration of the Concordia sub-

charters with Sun International, we expect both V-MAX tankers to commence operating under new two year sub-charter agreements between Concordia and Litasco, a subsidiary of the Russian energy company LukOil OAO. Because the additional hire is not guaranteed, and we cannot determine the exact commencement date for the new sub-charter agreements between Concordia and Litasco, we have not included any additional hire related to these sub-charter agreements in our estimated cash available for dividends. Once the new sub-charters to Litasco commence, the profit sharing provisions in the Concordia charters are expected to result in revenue of approximately $700,000 per quarter, assuming the Vessels operate 90 days per quarter, in addition to the guaranteed basic charter hire levels.

(2)	The Company has received $2.3 million of additional hire relating to its Panamax and Product tankers for the nine months ended September 30, 2006. No estimates have been made for additional hire revenues that are not contractually guaranteed via long-term sub-charters, as is the case for the V-MAX. Panamax and Product tanker additional hire revenue shown is the actual year-to-date amount through September 30, 2006.

(3)	Cash administrative expenses exclude approximately $300,000 that we incurred in 2006 related to the purchase of the two Additional Vessels that was funded by our new $229.5 million term loan facility with The Royal Bank of Scotland plc.

(4)	Cash interest costs reflect the benefit of approximately $1 million per year from the 2005 termination of the interest rate swap with Fortis Bank. The interest expense for each year will be approximately $13.2 million ($229.5 million at 5.7325%).

(5)	Based on 15,500,000 issued and outstanding common shares.
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
     In October 2006, we declared a dividend of $0.60 per share. That dividend was paid on November 7, 2006 to our shareholders of record as of November 3, 2006. The October 2006 dividend was based on our operating results for the third quarter ending September 30, 2006. In that period, we earned additional hire of $1.4 million, including additional hire of $800,000 on vessels other than the V-MAX tankers. In July 2006, we declared a dividend of $0.59 per share. That dividend was paid on August 8, 2006 to our shareholders of record as of August 4, 2006. The July 2006 dividend was based on our operating results for the second quarter ending June 30, 2006. In that period, we earned additional hire of $1.3 million, including additional hire of $700,000 on vessels other than the V-MAX tankers. In April 2006, we declared a dividend of $0.57 per share. That dividend was paid on May 9, 2006 to our shareholders of record on May 5, 2006. The May 2006 dividend was based on our operating results for the first quarter ending March 31, 2006. In that period, we earned additional hire of $1.4 million, including additional hire of $800,000 on vessels other than the V-MAX tankers. In October 2005, we declared a dividend of $0.50 per share. That dividend was paid on November 9, 2005 to our shareholders of record on November 7, 2005. The October 2005 dividend was based on our operating results for the third quarter ending September 30, 2005. In that period, we earned additional hire of $700,000, including additional hire of $13,000 on vessels other than the V-MAX tankers.
Results of Operations
     The discussion below compares our results of operations for the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005.
THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005
Total operating revenues
     Total operating revenues were $17.6 million for the three months ended September 30, 2006 compared to $13.3 million for the three months ended September 30, 2005. Revenues for the three months ended September 30, 2006 consisted of $16.2 million in basic hire and $1.4 million in additional hire. During the three months ended September 30, 2006, the Charterers operated our Panamax tankers and Product tankers in the spot market, resulting in payment to us of $800,000 of additional hire. These four Vessels benefited from higher tanker spot rates during the third quarter of 2006. In addition, the two V-MAX tankers that are sub-chartered to Sun International generated $600,000 of additional hire.
     Total operating revenues of $17.6 million for the three months ended September 30, 2006 were $4.3 million higher than the total operating revenues for the three months ended September 30, 2005. The increased revenues were attributed to the addition of two new Product tankers to our fleet in January 2006, as well as slightly higher daily charter rates in 2006. We expect that total operating revenues, including guaranteed additional hire revenues from our V-MAX tankers in 2006, and September 2006 year-to-date additional hire revenues from our profit sharing arrangements for the two Product and two Panamax tankers will be approximately $69.2 million.
     The Vessels were off hire for a combined total of 10 days for the three months ended September 30, 2006, compared to 0.36 days off hire for the three months ended September 30, 2005.
Total vessel operating expenses
     Total vessel operating expenses were $4.6 million for the three months ended September 30, 2006 compared to $3.4 million for the three months ended September 30, 2005. Vessel operating expenses for the three months ended September 30, 2006 were higher than the same period in 2005 reflecting the addition of the Additional Vessels to our fleet in January 2006 and the annual increase in daily vessel management fees under our ship management agreements. We expect that Vessel operating expenses will be approximately $18.8 million for 2006 based on our fixed cost rate vessel management agreements.
Depreciation
     Depreciation was $4.1 million for the three months ended September 30, 2006, compared to $3.1 million for the three months ended September 30, 2005. The year over year increase in depreciation reflects the addition of two new Product tankers to our fleet in January 2006. We estimate that depreciation on our eight Vessels for 2006 will be approximately $16 million.
General and administrative expenses
     General and administrative expenses were $562,000 for the three months ended September 30, 2006 compared to $412,000 for the three months ended September 30, 2005. The increase in general and administrative expenses reflects a provision in the third quarter of 2006 for executive bonuses, and higher administrative costs associated with the establishment of executive offices in Westport, Connecticut. We estimate that administrative expenses for 2006 will be approximately $2.7 – $2.9 million in 2006 which includes approximately $300,000 associated with the purchase of the Additional Vessels in January 2006.
Net Other Income (Expense)
     Net other income (expense) represents interest expense, net of interest income and other financial items. Net other expense was $8.4 million for the three months ended September 30, 2006, compared to net other expense of $1.6 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, the net other expense, includes $3.4 million in interest expense related to our $229.5 million secured credit facility with The Royal Bank of Scotland, plc, which matures in January 2011, and $5.2 million related to the unrealized loss on the Company’s interest rate swap offset by, $244,000 of interest income. Net other expense for the three months ended September 30, 2005 reflects interest expense of $1.7 million on the Company’s prior $135 million secured credit facility with Fortis Bank, offset by $65,000 of interest income.
     With respect to our new $229.5 term loan credit facility, by entering into an interest rate swap agreement, we have fixed the interest rate under the facility at 5.7325% (5.8325% if the Ratio falls below 2.0) for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at September 30, 2006 was a liability of $216,000. The fair value of the swap at June 30, 2006 was an asset of $5.0 million. Accordingly, the Company recorded a non-cash decrease in the fair value the interest rate swap of $5.2 million in current earnings as an unrealized loss in the third quarter of 2006. In the third quarter of 2005, the Company accounted for its prior interest rate swap agreement as a cash flow hedge pursuant to SFAS No. 133, and accordingly changes in the fair value of the prior swap agreement were recorded as a component of other comprehensive income.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005
Total operating revenues
     Total operating revenues were $52.1 million for the nine months ended September 30, 2006 compared to $41.2 million for the nine months ended September 30, 2005. Revenues for the nine months ended September 30, 2006 consisted of $48.0 million in basic hire and $4.1 million in additional hire. During the nine months ended September 30, 2006, the Charterers operated our Panamax tankers and Product tankers in the spot market, resulting in payment to us of $2.3 million of additional hire. These four Vessels benefited from higher tanker spot rates during the second quarter of 2006. In addition, the two V-MAX tankers that are sub-chartered to Sun International generated $1.8 million of additional hire for the nine months ended September 30, 2006.
     Total operating revenues of $52.1 million for the nine months ended September 30, 2006 were $10.9 million higher than the total operating revenues for the nine months ended September 30, 2005. The increased revenues were attributed to the addition of the two Additional Vessels to our fleet in January 2006, as well as slightly higher daily charter rates in 2006. We expect that total operating revenues, including guaranteed additional hire revenues from our V-MAX tankers in 2006, and September 2006 year-to-date additional hire revenues from our profit sharing arrangements for the two Product and two Panamax tankers will be approximately $69.2 million.
     The Vessels were off hire for a combined total of 22.5 days for the nine months ended September 30, 2006, compared to 8 days off hire for the nine months ended September 30, 2005.
Total vessel operating expenses
     Total vessel operating expenses were $13.8 million for the nine months ended September 30, 2006 compared to $10.1 million for the nine months ended September 30, 2005. Vessel operating expenses for the nine months ended September 30, 2006 were higher than the same period in 2005 reflecting the addition of two new Product tankers to our fleet in January 2006 and the annual increase in daily vessel management fees under our ship management agreements. We expect that vessel operating expenses will be approximately $18.8 million for 2006 based on our fixed cost rate vessel management agreements.
Depreciation
     Depreciation was $12.0 million for the nine months ended September 30, 2006, compared to $9.3 million for the nine months ended September 30, 2005. The year over year increase in depreciation reflects the addition of the Additional Vessels to our fleet in January 2006. We estimate that depreciation on our eight Vessels for 2006 will be approximately $16 million.
General and administrative expenses
     General and administrative expenses were $2.0 million for the nine months ended September 30, 2006 compared to $1.4 million for the nine months ended September 30, 2005. The increase in general and administrative expenses reflects higher legal, accounting, and administrative costs associated with the purchase of the Additional Vessels in January 2006, a provision for 2006 executive bonuses, and higher audit fees than the first nine months of 2005. We estimate that administrative expenses for 2006 will be approximately $2.7 – $2.9 million, which includes approximately $300,000 associated with the purchase of the Additional Vessels in January 2006.
Net Other Income (Expense)
     Net other income (expense) represents interest expense, net of interest income and other financial items. Net other expense was $7.7 million for the nine months ended September 30, 2006, compared to net other expense of $4.9 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the net other expense, includes $10.1 million in interest expense related under our $229.5 million secured credit facility with The Royal Bank of Scotland plc, which matures in January 2011, offset by $1.9 million related to the unrealized gain on the Company’s interest rate swap, and $517,000 of interest income. Net other expense for the nine months ended September 30, 2005 reflects interest expense of $5.0 million on the Company’s prior $135 million secured credit facility with Fortis Bank, offset by $158,000 of interest income.

     With respect to our new $229.5 million term loan credit facility, by entering into an interest rate swap agreement, we have fixed the interest rate under the facility at 5.7325% (5.8325% if the Ratio falls below 2.0) for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at September 30, 2006 was a liability of $216,000. The fair value of the swap at December 31, 2005 was a liability of $2.1 million. Accordingly, the Company recorded a non-cash decrease in the fair value the interest rate swap of $1.9 million as an unrealized gain for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, the Company accounted for its prior interest rate swap agreement as a cash flow hedge pursuant to SFAS No. 133, and accordingly changes in the fair value of the prior swap agreement were recorded as a component of other comprehensive income.
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
     On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance our existing indebtedness under our $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. is acting as agent, (2) finance the purchase price of two new Product tankers from the Stena Group and (3) general corporate purposes. The Company completed the refinancing of its indebtedness with Fortis Bank in December 2005 and completed the Additional Vessel acquisition in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of our Vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, we fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the cash benefit that the Company received in December 2005 from the termination of its existing swap with Fortis Bank of $4.8 million. That cash benefit has been designated by the Board of Directors to offset the higher interest costs over the life of the new $229.5 million term loan facility. The term loan agreement provides that if at any time the aggregate market value of the Company’s Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital.
     We had outstanding long term debt of $229.5 million as of September 30, 2006. This amount reflects outstanding borrowings under our secured credit facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year. Our long term debt outstanding as of December 31, 2005 was $135 million representing borrowings to finance our initial six Vessels in conjunction with the Company’s initial public offering.
     As of September 30, 2006, we had cash and cash equivalents of $8.4 million. Net cash provided by operating activities for the nine months ending September 30, 2006 was $25.8 million.

     Net cash used in investing activities in 2006 was $97.5 million. This amount relates to the purchase of our two new Product tankers on January 5, 2006 for $92 million and the purchase of $21.4 million in marketable securities for the nine months ending September 30, 2006 with a maturity greater than 90 days, offset by the sale of $15.9 million in marketable securities for the nine months ending September 30, 2006.
     Net cash provided by financing activities for the nine months ending September 30, 2006 was $68.3 million, which consisted of proceeds from the final draw down of the Company’s $229.5 million secured credit facility in the amount of $94.5 million, offset by $26.2 million in dividend payments made in February 2006, May 2006 and August 2006.
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
     We review long-lived assets used in our business on an annual basis for impairment, or whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. We assess recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. We estimate fair value based on independent appraisals, sales price negotiations, active markets, if available, and projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value using these methods is subject to numerous uncertainties which require our significant judgment when making assumptions of revenues, operating costs, selling and administrative expenses, interest rates and general economic business conditions, among other factors.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risk arising from changes in interest rates, primarily resulting from the floating rate of our borrowings. We use interest rate swaps to manage such interest rate risk. We have not entered into any financial instruments for speculative or trading purposes.
     At September 30, 2006, we had a $229.5 million outstanding under our debt facility. The borrowings under our $229.5 million secured term loan facility bear interest at a floating rate of LIBOR (reset quarterly) plus a margin of 0.75%. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 5.7325% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured credit facility. The unrealized loss on the fair value of the interest rate swap agreement as of September 30, 2006 was $0.2 million. At December 31, 2005, we had a $135 million outstanding under our debt facility. The unrealized loss on the fair value of the interest rate swap agreement as of December 31, 2005 was $2.2 million.
Item 4. Controls and Procedures
     Our management, with the participation of our President and Co-Chief Executive Officer and Co-Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our President and Co-Chief Executive Officer and our Co-Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Concordia and Stena are able to influence the Company, including the outcome of shareholder votes
     Concordia and Stena directly and indirectly owned an aggregate of approximately 14.4% of our outstanding common shares based on its filings with the SEC. As a result of their share ownership and for so long as either Concordia or Stena directly or indirectly owns a significant percentage of our outstanding common shares, Concordia and Stena are able to influence the Company, including the outcome of any shareholder vote, such as the election of directors.
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
     Not applicable
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

Date: November 9, 2006

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