Form 10-K
period 2006-12-31
Arlington Tankers Ltd.
filed 2007-03-16
CIK 1305507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
(441) 292-4456

Securities registered pursuant to Section 12(b) of the Act.

Name of Each Exchange
Title of Each Class	on Which Registered

Common Shares, par value $0.01 per share	New York Stock Exchange

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

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of December 29, 2006, was approximately $362,235,000 based on the closing price of $23.37 per share for the registrant’s common shares as reported on the New York Stock Exchange on that date.

As of February 28, 2007, the registrant had 15,500,000 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the registrant’s 2007 Annual General Meeting of Shareholders to be held on July 19, 2007, which are expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this report.

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

PART I

Cautionary Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and information relating to us that are based on beliefs of our management as well as assumptions made by us and information currently available to us, in particular under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this document, words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “will,” “may,” “should,” and “expect” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. All statements in this document that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to, such matters as:

•	future operating or financial results;

•	future payments of quarterly dividends and the availability of cash for payment of quarterly dividends;

•	statements about future, pending or recent acquisitions, business strategy, areas of possible expansion, and expected capital spending or operating expenses;

•	statements about tanker market trends, including charter rates and factors affecting vessel supply and demand;

•	expectations about future revenues from sub-charters;

•	expectations about the availability of vessels to purchase, the time which it may take to construct new vessels, or vessels’ useful lives; and

•	our ability to repay our secured term loan at maturity, to obtain additional financing and to obtain replacement charters for our Vessels.

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

Overview

We were incorporated on September 21, 2004 under the laws of Bermuda as a jointly owned subsidiary of Stena AB (publ), or Stena, and Concordia Maritime AB (publ), or Concordia, a Swedish company and an affiliate of Stena. Stena is one of the largest privately held companies in Sweden, with over 6,700 employees. Concordia has been involved in the shipping business for over 20 years. Stena and Concodia continue to be shareholders of the Company and, based on their filings with the SEC, they directly and indirectly owned an aggregate of approximately 14.4% of our outstanding common shares.

Our fleet consists of eight tankers, which we refer to as the Vessels. On November 10, 2004, we acquired our original fleet of six tankers consisting of two V-MAX tankers, two Panamax tankers and two Product tankers, which we refer to as the Initial Vessels. On January 5, 2006 we acquired two additional Product tankers, which we refer to as the Additional Vessels. We have eight wholly owned subsidiaries, each of which owns one of the Vessels. We purchased the two V-MAX tankers from subsidiaries of Concordia, the four Product tankers from subsidiaries of Stena and the two Panamax tankers from two companies owned 75% by Stena and 25% by Fram Shipping Ltd., which we refer to as Fram.

We have chartered our two V-MAX tankers to two wholly owned subsidiaries of Concordia. We have chartered our two Panamax tankers and four Product tankers to Stena Bulk AB, a wholly owned subsidiary of Stena. We refer to our charters for our Vessels as the Charters. We refer to these two Concordia subsidiaries and Stena Bulk AB collectively as the Charterers.

The Charters have fixed terms that expire at various dates in 2008, 2009 and 2010. The Charterers have options to extend the term of the Charters for each of the Vessels. We also have an option to extend the term of the Charters of the Additional Vessels. The Charters provide for a fixed base charter rate which we refer to as Basic Hire and, in some cases, the potential to earn Additional Hire as explained below under the caption Additional Hire. Each of our wholly owned subsidiaries has also entered into a fixed rate ship management agreement with Northern Marine Management Ltd., a wholly owned subsidiary of Stena which we refer to as Northern Marine, to provide for the operation and maintenance of each of our Vessels.

Concordia has sub-chartered our two V-MAX tankers to Sun International Limited Bermuda, which we refer to as Sun International, an indirect wholly owned subsidiary of Sunoco, Inc. These sub-charters with Sun International were in place at the time that we acquired the two V-MAX tankers and our purchase of the V-MAX tankers and our chartering of these Vessels to Concordia did not affect the existing fixed rate sub-charters with Sun International. The sub-charter rate that Concordia receives from Sun International is greater than the Basic Hire rate that we receive from Concordia. Therefore, we earn Additional Hire revenue while the V-MAX vessels are sub-chartered to Sun International. The Additional Hire revenue associated with the Sun International sub-charters is guaranteed, meaning that we are paid the Additional Hire revenue by Concordia whether or not the two V-MAX vessels are in service during the term of the Sun International sub-charters.

The sub-charter with Sun International for the Stena Vision is due to expire within 30 days of June 30, 2007 and the sub-charter with Sun International for the Stena Victory is due to expire within 30 days of September 30, 2007. For a portion of the current Sun International sub-charter of the Stena Vision, the vessel has not been in service to Sun International due to the required repair of a reduction gear on the vessel. As a result, Sun International may elect to extend the term of the sub-charter arrangement beyond the expiration of the original term of the sub-charter. If Sun International elects to extend the sub-charter for the Stena Vision, we expect that vessel to be under sub-charter to Sun International until approximately June 2008.

Immediately following the expiration of each sub-charter with Sun International, the applicable V-MAX tanker will commence operating under a new two-year sub-charter agreement between Concordia and LukOil International Trading and Supply Company, which we refer to as Litasco. The sub-charter rate that Concordia will receive from Litasco is greater than the Basic Hire rate that we will receive from Concordia. Therefore, we expect to earn Additional Hire revenue while the V-MAX vessels are under the Litasco sub-charters. We will continue to earn guaranteed Basic Hire from Concordia. Additional Hire for the V-MAX tankers under the Litasco sub-charters will be based on the time charter hire received by Concordia under the sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire revenues under the Litasco sub-charters are not guaranteed, meaning that we will earn Additional Hire only when the vessels are in service.

We believe that our fleet is one of the youngest in the world, with an average age as of January 31, 2007 of approximately 2.9years compared to the world average of 11.2 years for all tankers according to Clarkson Research Studies Ltd. The two V-MAX tankers, which came into service in 2001 are approximately five years old, and the Panamax and Product tankers, which came into service during 2004 and 2005, are each less than three years old. All of our tankers have double hulls and are of very high quality.

Strategy

Our strategy is designed to generate stable and generally predictable cash flow through long-term fixed rate charters, which reduces our exposure to volatility in the market for seaborne oil and oil product transportation. We intend to pay dividends in accordance with our dividend policy, which is described below in “Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Dividend Policy”. The following are the key elements of our strategy:

•	Acquire high quality tankers. Our two V-MAX tankers were built in 2001 and our six other tankers entered service during 2004 and 2005. All of our tankers have double hulls and have been designed to provide more efficient transportation of oil and oil products compared to other standard ship designs. We will consider acquiring additional tankers in the future. Any such acquisition will require additional financing and the consent of our lender under our current secured term loan facility.

•	Time charter our tankers to experienced charterers. We time charter our tankers to subsidiaries of Stena and Concordia. Stena and Concordia have agreed to guarantee their respective subsidiaries’ obligations under the Charters. Stena operates a fleet of oil tankers. Stena’s current customers for its fleet of owned and chartered-in tankers include major oil companies such as ChevronTexaco Corporation, the Royal Dutch/Shell Group of Companies, ConocoPhillips and BP plc. The two V-MAX tankers in our fleet are chartered by Concordia and have been sub-chartered to Sun International since acquisition.

•	Charter our tankers under long term fixed rate charters. Our existing Charters are designed to generate stable and generally predictable cash flow and reduce our exposure to the volatility in tanker spot rates. In some of our charters we have preserved an opportunity to earn Additional Hire during favorable market conditions. The Basic Hire payable to us under our Charters will increase annually by an amount equal to the annual increase in the fees payable by us under the ship management agreements.

•	Arrange for ship management contracts with an experienced ship manager. We have entered into ship management contracts with Northern Marine for each of our Vessels. Under these agreements, Northern Marine has assumed all responsibilities for the technical management of the Vessels, including crewing, maintenance, repair, drydocking and insurance for a fixed daily fee per Vessel which increases 5% annually. In addition, Northern Marine has agreed to indemnify us for our loss of Basic Hire and direct costs in the event, for circumstances specified under the Charters, the Vessel is off-hire or receiving reduced hire for more than five days during any twelve-month period, net of amounts received from off-hire insurance. These arrangements are designed to provide stable and generally predictable operating costs for our fleet.

Competitive Strengths

We believe that our fleet, together with our contractual arrangements with the Charterers and Northern Marine, give us a number of competitive strengths, including:

•	one of the youngest fleets of tankers in the world;

•	diversified exposure to three sub-segments of the tanker market;

•	two unique V-MAX tankers;

•	vessels managed by Northern Marine, which we believe is one of the industry’s most qualified vessel managers;

•	fixed rate time charters intended to provide stable and generally predictable cash flow, reducing our exposure to volatility in tanker spot rates, and, in six of our charters, profit sharing agreements which provide the opportunity to earn Additional Hire revenues; and

•	fixed operating costs under our ship management agreements.

Our Fleet

We acquired our six Initial Vessels from Stena, Concordia and Fram concurrently with the completion of our initial public offering on November 10, 2004. We acquired Stena Concept and Stena Contest from Stena on January 5, 2006. The following chart summarizes certain information about our fleet.

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

Our V-MAX tankers were designed by Stena and Concordia to provide more efficient transportation and increased safety over standard VLCCs. The body of our V-MAX tankers is wider than a conventional VLCC. This enables these Vessels to carry more cargo at a shallower draft, which lowers transportation costs. Our V-MAX tankers also have two rudders and propellers, which improve vessel maneuverability and port access. These tankers have been designed for a structural fatigue life of 40 years. Our V-MAX tankers typically load crude oil in West Africa and discharge in Philadelphia, which is a port that cannot be accessed by conventional VLCCs.

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

Our Product tankers have one of the most efficient designs for vessels in this class and feature 10 completely independent multiple-grade cargo segregations, which provides increased flexibility over the six segregations standard in Product tankers. Compared to standard vessels in this class, our Product tankers also have more powerful engines that provide flexibility to respond to weather conditions and market demands and a tank design that permits quicker discharge and reduced tank preparation time to load the next cargo. Our Product tankers currently trade primarily in the Caribbean and the Transatlantic and primarily carry clean products such as gasoline, diesel and jetfuel.

Charter Arrangements

The following summary of the material terms of the Charters does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the Charters. Because the following is only a summary, it does not contain all information that you may find useful. For more complete information, you should read the entire Time Charter Party for each Vessel incorporated by reference as an exhibit to this Annual Report on Form 10-K.

General

Our wholly owned subsidiaries have time chartered our Vessels to the Charterers. Upon completion of our initial public offering in November 2004, each of our Initial Vessels was chartered for a fixed term expiring in November 2009, followed by three one-year options exercisable at the option of the Charterers. In January 2006, in connection with our acquisition of the Additional Vessels from Stena, the fixed term for one of our Product tankers (Stena Consul) and one of our Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by the Charterer and the fixed term for one of our Product tankers (Stena Concord) and one of our Panamax tankers (Stena Companion) was reduced to November 2008, followed by three one-year options exercisable by the Charterer. The terms of the Charters for our V-MAX tankers were not amended.

The fixed charter period for the two Additional Vessels that we acquired in January 2006 expires in January 2009. At the end of the initial three-year period, both we and the Charterer have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months. Furthermore, if the Charterer exercises the 30-month option, there will be two additional one-year options, exercisable by the Charterer.

We have agreed to guarantee the obligations of each of our subsidiaries under the Charters.

The Charterers are Stena Bulk AB, a wholly owned subsidiary of Stena, and CM V-MAX I Limited and CM V-MAX II Limited, each a wholly owned subsidiary of Concordia.

Under the Charters, we are required to keep the Vessels seaworthy, and to crew and maintain them. Northern Marine performs those duties for us under the ship management agreements described below. If a structural change or new equipment is required due to changes in law, classification society or regulatory requirements, the Charterers will be required to pay for such changes if the cost is less than $100,000 per year per vessel. Otherwise the cost of any such improvement or change will be shared between us and the Charterer of the Vessel based on the remaining charter period and the remaining depreciation period of the Vessel (calculated as 25 years from the year built). The Charterers are not obligated to pay us charterhire for off-hire days of fewer than five days per Vessel per year, which include days a Vessel is unable to be in service due to, among other things, repairs or drydockings. Each Charter also provides that the Basic Hire will be reduced if the Vessel does not achieve the performance specifications set forth in the Charter. However, under the ship management agreements described below, Northern Marine will reimburse us for any loss of or reduction in Basic Hire, in excess of five days during any twelve-month period following the date the vessels are delivered to us, net of any proceeds we receive from our off-hire insurance.

The terms of the Charters do not provide the Charterers with an option to terminate the Charter before the end of its term except in the event of the total loss or constructive total loss of a Vessel. In addition, each Charter provides that we may not sell the related Vessel without the Charterer’s consent, which consent may be withheld in the Charterer’s sole discretion.

Our purchase of the V-MAX tankers from the subsidiaries of Concordia and our chartering of these Vessels back to these Concordia subsidiaries did not affect the pre-existing fixed rate sub-charters with Sun International. The sub-charter with Sun International for the Stena Vision is due to expire within 30 days of June 30, 2007 and the sub-charter with Sun International for the Stena Victory is due to expire within 30 days of September 30, 2007. For a portion of the current Sun International sub-charter of the Stena Vision, the vessel has not been in service to Sun International due to the required repair of a reduction gear on the vessel. As a result, Sun International may elect to extend the term of the sub-charter arrangement beyond the expiration of the original term of the sub-charter. If Sun International elects to extend the sub-charter for the Stena Vision, we expect that vessel to be under sub-charter to Sun International until approximately June 2008. Sunoco does not guarantee Sun International’s obligations under the charters. If Sun International defaults under these charters, the subsidiaries of Concordia will continue to be obligated under the terms of the Charters with us. Concordia has agreed to guarantee the performance of its subsidiaries under the Charters, including payment of charterhire. The Additional Hire revenue associated with the Sun International sub-charters is guaranteed, meaning that we will be paid the Additional Hire revenue by Concordia whether or not the two V-MAX vessels are in service through the expiration of the Sun International sub-charter.

Immediately following the expiration of each sub-charter with Sun International, the applicable V-MAX tanker will commence operating under a new two-year sub-charter agreement between Concordia and Litasco. The sub-charter rate that Concordia will receive from Litasco is greater than the Basic Hire rate that we will receive from Concordia. Therefore, we expect to earn Additional Hire revenue while the V-MAX vessels are under the Litasco sub-charters. We will continue to earn guaranteed Basic Hire from Concordia. Additional Hire for the V-MAX tankers under the Litasco sub-charters will be based on the time charter hire received by Concordia under the sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire revenues under the Litasco sub-charters are not guaranteed, meaning that we will earn Additional Hire only when the vessels are in service. In the event that the V-MAX tankers are off-hire, we will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Litasco sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, we expect the V-MAX tankers to generate Additional Hire revenues of approximately $700,000 per quarter in addition to the guaranteed basic charter hire levels, once the Litasco sub-charters commence.

The Vessels that we have time chartered to Stena Bulk are not currently subject to any sub-charters. Stena has agreed to guarantee the performance of Stena Bulk under the Charters, including payment of charterhire.

Basic Hire

The daily base charter rate for each of our Vessels, which we refer to as Basic Hire, is payable to us monthly in advance and will increase annually by an amount equal to the annual increase in the fee payable under the applicable ship management agreement.

The following table sets forth the daily Basic Hire for our six Initial Vessels.

	Stena
	Vision,
	Stena	Stena	Stena	Stena	Stena
	Victory	Compatriot	Companion	Consul	Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)

Nov. 11, 2005 — Nov. 10, 2006	$36,075	$17,688	$17,688	$15,765	$15,765
Nov. 11, 2006 — Nov. 10, 2007	36,469	17,989	17,989	16,043	16,043
Nov. 11, 2007 — Nov. 10, 2008	36,882	18,306	18,306	16,335	16,335
Nov. 11, 2008 — Nov. 10, 2009(1)	37,316	18,639	18,639	16,642	16,642
Nov. 11, 2009 — Nov. 10, 2010(2)	37,772	18,989	18,989	16,964	16,964
Nov. 11, 2010 — Nov. 10, 2011(3)	38,251	19,356	19,356	17,303	17,303
Nov. 11, 2011 — Nov. 10, 2012	38,753	19,741	—	17,658	—
Nov. 11, 2012 — Nov. 10, 2013	—	20,145	—	18,031	—

(1)	This period is the first for which the Charterer has the option to extend the Charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the Charters for the V-MAX Tankers, Stena Vision and Stena Victory. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the Charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.

The following table sets forth the daily Basic Hire for the Additional Vessels that we acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)

January 5, 2006 — January 4, 2007	$19,765
January 5, 2007 — January 4, 2008	20,043
January 5, 2008 — January 4, 2009	20,335
January 5, 2009 — January 4, 2010(1)	17,942
January 5, 2010 — January 4, 2011	18,264
January 5, 2011 — July 4, 2011	18,603
July 5, 2011 — July 4, 2012(2)	21,158
July 5, 2012 — July 4, 2013	21,531

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either we or the Charterers may extend the Charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the Charter for this 30-monthly period, we would be eligible to earn Additional Hire in addition to Basic Hire. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the Charters if the Charterer exercises the option described in Footnote 1 above. If the Charterer exercises this option, we would not be eligible to earn Additional Hire during the extension period. There can be no assurance that the Charterer will exercise any option.

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

Additional Hire

In addition to the Basic Hire, the Charterers of our six Initial Vessels have agreed to pay us quarterly in arrears an additional payment as described below, which we refer to as the Additional Hire. We would be eligible to earn Additional Hire for the two Additional Vessels if the Charterer extends the Charters for either such Additional Vessel for the initial 30-month option period for such Vessels. We would not be eligible to earn Additional Hire for the Additional Vessels if the Charterer exercises the subsequent one-year options. Under the Charters, the Additional Hire, if any, in respect of each of our Vessels, is payable on the 25th day following the end of each calendar quarter.

The Additional Hire, if any, payable in respect of a Vessel, other than the V-MAX tankers as described below, for any calendar quarter will be an amount equal to 50% of the Weighted Average Hire for the quarter after deduction of the Basic Hire in effect for that quarter. The Weighted Average Hire is defined as a daily rate equal to the weighted average of the following amounts:

•	a weighted average of the time charter hire per day received by the Charterer for any periods during the Calculation Period that the Vessel is sub-chartered by the Charterer under a time charter, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of such time charter hire and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of such time charter hire; and

•	the Time Charter Equivalent Hire, calculated as described below, for any periods during the Calculation Period that the Vessel is not sub-chartered by the Charterer under a time charter.

For each Calculation Period, these amounts will be weighted based on the number of days the Vessel was sub-chartered by the Charterer under a time charter during the Calculation Period and the number of days the Vessel was not sub-chartered by the Charterer under a time charter during the Calculation Period. There is no obligation to pay Additional Hire, except for the Sun International sub-charters, during any period when the obligation to pay Basic Hire is suspended under the Charter if due to technical reasons the Vessel is off-hire unless the Vessel is off-hire as a result of a class condition or recommendation determined by the Vessel’s classification society discovered by us prior to delivery or during the inspection undertaken by us in connection with the purchase of the Vessel and such condition or recommendation cannot be remedied or complied with during a regularly scheduled drydocking without increasing the duration of such drydocking.

The Calculation Period is the twelve-month period ending on the last day of each calendar quarter. If the Weighted Average Hire calculated for any calendar quarter (or portion thereof), is equal to or less than the Basic Hire for the same period, the Additional Hire for that quarter will be zero. However, if at the end of any calendar quarter, the deduction of the Basic Hire from the Weighted Average Hire would result in a negative amount in respect of any Vessel, a Charterer will have the right to use 50% of that negative amount to reduce any Additional Hire payable by that Charterer for the same quarter in respect of any of our other Vessels chartered by that Charterer.

In the case of the current sub-charters with Sun International, we receive guaranteed Additional Hire equal to the difference between the amount paid by Sun International under its sub-charters with Concordia and the Basic Hire rate in effect, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of the charterhire received by the Charterer and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of the charterhire received by the Charterer.

Immediately following the expiration of each sub-charter with Sun International, the applicable V-MAX tanker will commence operating under a new two-year sub-charter agreement between Concordia and Litasco. The sub-charter rate that Concordia will receive from Litasco is greater than the Basic Hire rate that we will receive from Concordia. Therefore, we expect to earn Additional Hire revenue while the V-MAX vessels are under the Litasco sub-charters. We will continue to earn guaranteed Basic Hire from Concordia. Additional Hire for the V-MAX tankers under the Litasco sub-charters will be based on the time charter hire received by Concordia under the sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire revenues under the Litasco sub-charters are not guaranteed, meaning that we will earn Additional Hire only when the vessels are in service. In the event that the V-MAX tankers are off-hire, we will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Litasco sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, we expect the V-MAX tankers to generate Additional Hire revenues of approximately $700,000 per quarter in addition to the guaranteed basic charter hire levels, once the Litasco sub-charters commence.

We earned Additional Hire of $5.1 million in 2006, consisting of $2.4 million in guaranteed Additional Hire for our V-MAX tankers and $2.7 million of Additional Hire for our other Vessels.

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

The shipbrokers panel, which we call the Brokers Panel, is the Association of Shipbrokers and Agents Tanker Broker Panel. We can change the panel of brokers to a new panel mutually acceptable to us and the Charterer. On the last day of each calendar quarter and on the expiration date of the Charter, we and the Charterer will instruct the Brokers Panel to determine for each Notional Route the Average Spot Rate over any periods during the Calculation Period that a Vessel is not sub-chartered by the Charterer under a time charter. If Worldscale ceases to be published, the Brokers Panel will use its best judgment in determining the nearest alternative method of assessing the market rates on the specified voyages.

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

• Bunkers in port

For Product tankers: 40 tons per voyage all-inclusive loading and discharging ports.

For Panamax tankers: 65 tons per port call all-inclusive loading and discharging ports.

For V-MAX tankers: loading 12 tons per day; idling 3 tons per day; discharging 145 tons per day.

• Bunker prices

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

• Port charges

The port charges for loading and discharging ports on each Notional Route are equal to the published tariffs and exchange rates in effect on the last calendar day of the quarter and include all vessel costs for port calls.

• Time in port

For Product tankers and Panamax tankers: 5.5 days, which are split 2 days loading, 2 days discharging and the balance of the time idling.

For V-MAX tankers: 7.5 days, which are split 3 days loading, 3 days discharging and the balance of the time idling.

• Distance

The distance for each Notional Route is determined according to the “World-Wide Marine Distance Tables” published by Veson Nautical Distance Tables.

• Speed and consumption at sea

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

Ship Management Agreements

The following summary of the material terms of the ship management agreements does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the ship management agreements. Because the following is only a summary, it does not contain all information that you may find useful. For more complete information, you should read the entire Ship Management Agreement for each Vessel incorporated by reference as an exhibit to this Annual Report on Form 10-K.

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

The following table sets forth the daily base operating costs for our six Initial Vessels.

	Stena
	Vision,	Stena	Stena	Stena	Stena
	Stena Victory	Compatriot	Companion	Consul	Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)

Nov. 11, 2005 — Nov. 10, 2006	$7,875	$6,038	$6,038	$5,565	$5,565
Nov. 11, 2006 — Nov. 10, 2007	8,269	6,339	6,339	5,843	5,843
Nov. 11, 2007 — Nov. 10, 2008	8,682	6,656	6,656	6,135	6,135
Nov. 11, 2008 — Nov. 10, 2009(1)	9,116	6,989	6,989	6,442	6,442
Nov. 11, 2009 — Nov. 10, 2010(2)	9,572	7,339	7,339	6,764	6,764
Nov. 11, 2010 — Nov. 10, 2011(3)	10,051	7,706	7,706	7,103	7,103
Nov. 11, 2011 — Nov. 10, 2012	10,553	8,091	—	7,458	—
Nov. 11, 2012 — Nov. 10, 2013	—	8,495	—	7,831	—

(1)	This period is the first for which the Charterer has the option to extend the Charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the Charters for the V-MAX Tankers. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the Charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.

The following table sets forth the daily base operating costs for the two Additional Vessels that we acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)

January 5, 2006 — January 4, 2007	$5,565
January 5, 2007 — January 4, 2008	5,843
January 5, 2008 — January 4, 2009	6,135
January 5, 2009 — January 4, 2010(1)	6,442
January 5, 2010 — January 4, 2011	6,767
January 5, 2011 — July 4, 2011	7,103
July 5, 2011 — July 4, 2012(2)	7,458
July 5, 2012 — July 4, 2013	7,831

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either we or the Charterers may extend the Charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the Charters if the Charterer exercises the option described in Footnote 1 above. There can be no assurance that the Charterer will exercise any option.

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

Inspection by a Classification Society

Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry. All of our tankers have been certified as being “in-class” by the American Bureau of Shipping or Det Norske Veritas (DNT). The American Bureau of Shipping and DNT are recognized members of the International Association of Classification Societies and have been recognized by Bermuda as authorized classification societies. A classification society certifies that a Vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the Vessel’s country of registry and the international conventions of which that country is a member. Each Vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every four or five years for intermediate surveys and every four to five years for special surveys; the initial intermediate survey takes place two to three years from the launch of a vessel and from then on there is an interval of two to three years between intermediate and special surveys. Should any defects be found, the classification surveyor will issue a “recommendation” for appropriate repairs which have to be made by the shipowner within the time limit prescribed. Vessels may be required, as part of the annual and intermediate survey process, to be drydocked for inspection of the underwater portions of the Vessel and for any necessary repairs stemming from the inspection. Special surveys always require drydocking.

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

Tanker Types

The tanker fleet is divided into several categories of vessels, based on their carrying capacity as defined by the vessels deadweight capacity, which is commonly referred to as dwt. The different tanker types as classified by their deadweight capacity are:

•	ULCCs — tankers over 320,000 dwt;

•	VLCCs — tankers from 200,000 to 320,000 dwt;

•	Suezmax tankers — tankers from 120,000 to 200,000 dwt;

•	Aframax/LR2 tankers — uncoated/coated tankers from 80,000 to 120,000 dwt;

•	Panamax/LR1 tankers — uncoated/coated tankers from 60,000 to 80,000 dwt;

•	Handy product tankers/MR tankers — normally coated tankers from 30,000 to 60,000 dwt; and

•	Small tankers — normally coated tankers up to 20,000 dwt.

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

Seasonality

Historically, oil trade and charter rates increase in the winter months and decrease in the summer months. Generally the demand for oil in the Northern Hemisphere rises in colder weather and falls in warmer weather. Additionally, due to the long distances of ocean transportation and delivery time concerns, oil traders typically require oil transportation in advance of the peak consumer demand for certain types of oil cargoes.

Tanker Supply

The supply and availability of tankers, measured in deadweight tons, is affected by several factors including the age profile of the global fleet. Older, single hull vessels face a mandatory phase out required by international conventions. The supply of tankers is also affected by the delivery schedule of newbuildings and by the number of vessels removed through scrapping, conversions to other types of employment such as floating production and storage facilities, and unforeseen events such as seaborne casualties. Newbuilding activity is highly correlated to increases and decreases in charter rates, but the delivery schedule is constrained by shipyard capacity and the strength of orders from other marine transportation segments.

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

Although the United States is not a party to these conventions, many countries have ratified and follow the liability and compensation regime plan adopted by the IMO and set out in the International Convention on Civil Liability for Oil Pollution Damage. This convention, originally from 1969, was amended and updated in 1992, with the 1992 Civil Liability Convention coming into force on May 30, 1996. As of December 1, 2006 some 115 States are parties to 1992 Civil Liability Convention. This Convention applies where a discharge of persistent oil causes pollution damage in the territorial waters or to the coastline of a State which is a party to it. If so the registered owner is strictly liable, subject to certain complete defenses, for the pollution damage, with the limit of liability dependent upon the gross tonnage of the vessel in question. For vessels of 5,000 to 140,000 gross tons (a unit of measurement for the total enclosed spaces within a vessel), liability is limited to approximately $6.76 million plus $946 for each additional gross ton over 5,000. For vessels of over 140,000 gross tons, liability is limited to approximately $134 million. The Convention limits are expressed in Special Drawing Rights (SDR) which are calculated by reference to a basket of currencies, the figures quoted are based on the SDR/USD exchange rate as at January 5, 2007. Under the 1969 Convention, the right to limit liability is forfeited where the spill is caused by the owner’s actual fault. Under the 1992 Protocol, a shipowner cannot limit liability where the spill is caused by the owner’s intentional or reckless conduct. Vessels trading to states that are parties to these conventions must provide evidence of insurance covering the liability of the owner. In jurisdictions where the International Convention on Civil Liability for Oil Pollution Damage has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or in a manner similar to that convention. We believe that our protection and indemnity insurance covers the liability under the plan adopted by the IMO.

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

OPA limits the liability of responsible parties to the greater of $1,900 per gross ton or $16 million per tanker that is over 3,000 gross tons, subject to possible adjustment for inflation. The act specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, and some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters. In some cases, states that have enacted this type of legislation have not yet issued implementing regulations defining tanker owners’ responsibilities under these laws. CERCLA, which applies to owners and operators of vessels, contains a similar liability regime and provides for cleanup, removal and natural resource damages. Liability under CERCLA is limited to the greater of $300 per gross ton or $5 million.

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

Employees

As of December 31, 2006, we had 3 employees.  Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our employee relations are good.

Executive Officers of the Registrant

Our executive officers, their ages and their positions as of February 28, 2007 are as follows:

Arthur L. Regan, 44, is our President and Co-Chief Executive Officer. From 2001 to 2004, Mr. Regan was Vice President Business Development for Stena Bulk LLC, a U.S. based subsidiary of Stena responsible for commercial contracts and fleet development. From 1998 to 2001 Mr. Regan was the Charter Negotiator for StenTex LLC, a commercial joint venture between Texaco, Inc. and Stena Bulk LLC, which was responsible for arranging all of Texaco’s tanker transportation requirements. From 1996 to 1998 Mr. Regan was the Manager of Commercial Operations for StenTex LLC. Mr. Regan sailed for ten years as an officer on U.S. merchant tankers, including as a Master Mariner. Mr. Regan is a citizen and resident of the United States.

Edward Terino, 53, is our Co-Chief Executive Officer and Chief Financial Officer. Mr. Terino has over 10 years of experience as a CFO of publicly traded companies. From October 2001 until June 2005, Mr. Terino was Senior Vice President and Chief Financial Officer of Art Technology Group, Inc., a provider of Internet-based e-commerce and customer service software. From April 1999 to September 2001, he was Senior Vice President and Chief Financial Officer of Applix, Inc., a provider of business intelligence software solutions. Mr. Terino has also spent 11 years at Houghton Mifflin in various senior financial management position and 9 years at Deloitte and Touche in their consulting services group. Mr. Terino is a citizen and resident of the United States.

We maintain a website at www.arlingtontankers.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after electronically filing such material with, or furnishing such material to, the Securities and Exchange Commission, or the SEC. Further, we will provide free copies of any of our SEC filings upon request. Copies of our filings with the SEC may be requested through the “investor relations” section of our website, or by calling our offices at 441-292-4456.

ITEM 1A.	RISK FACTORS

The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report or presented elsewhere by management from time to time.

Company Specific Risk Factors

We cannot assure you that we will pay any dividends

We intend to pay dividends on a quarterly basis in amounts determined by our board of directors. We believe our dividends will be substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our board of directors. Such expenses consist primarily of fees under our ship management agreements, directors’ fees, salaries and benefits of our employees, payment of interest under our secured term loan facility, and other administrative costs and other expenses. There can be no assurance that we will not have other cash expenses, including extraordinary expenses, which could include the costs of claims and related litigation expenses. There can be no assurance that we will not have additional expenses or liabilities, that the amounts currently anticipated for the items set forth above will not increase, that we will not have to fund any required capital expenditures for our Vessels or that our board of directors will not determine to establish additional cash reserves or change our dividend policy. Other than the fees under our ship management agreements, none of our fees or expenses is fixed.

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

Our secured term loan facility also provides that we may not pay dividends if an event of default under the facility agreement has occurred and continues or if the market value of our Vessels is less than 140% of our borrowings under the facility (or, if at the time of the proposed dividend, all of our Vessels are on time charter for a remaining period of 12 months, less than 125% of the loan amount). The declaration of dividends is subject to these covenants of our loan facility, compliance with Bermuda law and is subject at all times to the discretion of our board of directors. There can be no assurance that dividends will be paid in the amounts anticipated or at all.

We are highly dependent on the Charterers and their guarantors, Stena and Concordia

All of our Vessels are chartered to the Charterers, which are subsidiaries of Concordia and Stena. The Charterers’ payments to us under these Charters, are our sole source of revenue. We are highly dependent on the performance by the Charterers of their obligations under the Charters and by their guarantors, Stena and Concordia, of their obligations under their respective guarantees. Any failure by the Charterers or the guarantors to perform their obligations would materially and adversely affect our business and financial position. Our shareholders do not have any recourse against the Charterers or the guarantors.

If we cannot refinance our loans, or in the event of a default under our secured term loan facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders

Under the terms of the Loan Agreement providing for our secured term loan facility, we are required to repay the total amount outstanding at maturity, January 5, 2011. Borrowings under the facility are guaranteed by each of our Vessel owning subsidiaries and are secured by mortgages over all of our Vessels; assignments of earnings, insurances and requisition compensation with respect to our Vessels; and assignments of our interests in the Charters and our ship management agreements. Whether or not the Charterers renew the Charters, the Loan Agreement will mature in January 2011 and we will be obligated to repay or refinance the total amount due under the loan at that time. There is no assurance that we will be able to repay or refinance this amount. In addition, even if the Charterers renew the Charters for one or more of our Vessels, if we are unable to refinance our secured term loan facility on acceptable terms, we may be forced to attempt to sell some or all of our Vessels. If interest rates are higher than current rates at the time we seek to refinance our secured term loan facility, such higher rates could prevent our ability to complete a refinancing or could adversely impact our future results, including the amount of cash available for future dividends. In such event, we may conclude that such a refinancing is not on acceptable terms. In addition, in the event of a default under our secured term loan facility all of our Vessels could be sold to satisfy amounts due to the lender under our secured term loan facility. Depending on the market value for our Vessels at the time, it is possible that after payment of the amounts outstanding under our secured term loan facility there would not be any funds to distribute to our shareholders. In addition, under our bye-laws, any sale of a Vessel would require the approval of at least a majority of our shareholders voting at a meeting.

Because we intend to distribute dividends to our shareholders in an amount substantially equal to our charterhire, less cash expenses and any cash reserves established by our board of directors, we do not believe we will be able to repay our secured term loan facility at the end of four years without selling some or all of our Vessels. As a result, we believe we will be required to refinance the borrowing under our secured term loan facility at or prior to its maturity.

We may not be able to recharter our Vessels profitably after their Charters expire, unless they are extended at the option of the Charterers

The Charters have fixed terms that expire at various dates in 2008, 2009 and 2010. We have an option to extend the terms of the Charters on two Additional Vessels. The Charterers also have options to extend the terms of the Charters for all of our Vessels. Each of the Charterers has the sole discretion to exercise that option. We cannot predict whether the Charterers will exercise any of their extension options under one or more of the Charters. The Charterers do not owe any fiduciary or other duty to us or our shareholders in deciding whether to exercise their extension options, and the Charterers’ decision may be contrary to our interests or those of our shareholders.

We cannot predict any of the factors that the Charterers will consider in deciding whether to exercise any of their extension options under the Charters. It is likely, however, that the Charterers would consider a variety of factors, which may include the age and specifications of the particular Vessel, whether a Vessel is surplus or suitable to the Charterers’ requirements and whether competitive charterhire rates are available to the Charterers in the open market at that time.

If the Charterers decide not to extend our current Charters, we may not be able to re-charter our Vessels with terms similar to the terms of our Charters, or at all. We may also directly employ the Vessels on the spot charter market, which is subject to greater rate fluctuation than the time charter market.

Under our ship management agreements, Northern Marine, a wholly owned subsidiary of Stena, is responsible for all of the technical and operational management of our Vessels for a fixed management fee that increases 5% annually. Northern Marine has also agreed to indemnify us against specified off-hire and reduced hire for our Vessels that exceed five days per year. However, this indemnification only extends to the amount payable to us as Basic Hire and would not extend to any amounts that would otherwise be payable to us as Additional Hire if the Vessels were not off-hire. Our ship management agreements with Northern Marine may be terminated by either party if the relevant Charter is terminated or expires. If our ship management agreements with Northern Marine were to terminate, we may not be able to obtain similar fixed rate terms or indemnification for off-hire and reduced hire periods from another ship manager.

If we receive lower charter rates under replacement charters, are unable to recharter all of our Vessels or we incur greater expenses under replacement management agreements, the amounts available, if any, to pay distributions to our shareholders may be significantly reduced or eliminated.

Under our Charters, there is no obligation to pay Additional Hire, except related to the Sun International sub-charters, during any period when the obligation to pay Basic Hire is suspended under the Charter if due to technical reasons the Vessel is off-hire, unless the Vessel is off-hire as a result of a class condition or recommendation determined by the Vessel’s classification society during the inspection of the Vessel undertaken by us in connection with the purchase of the Vessel and such condition or recommendation cannot be remedied or complied with during a regularly scheduled drydocking without increasing the duration of such drydocking.

Concordia and Stena are able to influence the Company, including the outcome of shareholder votes

Based on their filings with the SEC, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of our outstanding common shares. As a result of their share ownership and for so long as either Stena or Concordia directly or indirectly owns a significant percentage of our outstanding common shares, Stena and Concordia are able to influence us, including the outcome of any shareholder vote, such as the election of directors.

We are leveraged and subject to restrictions in our financing agreements that impose constraints on our operating and financing flexibility

We have a secured term loan facility under which we have borrowed $229.5 million as of December 31, 2006 to finance a portion of the cash purchase price for our Vessels. We are required to apply a substantial portion of our cash flow from operations to the payment of interest on borrowings under the facility. Our facility, which is secured by, among other things, mortgages on our Vessels, pledges of our time charters and assignments of earnings, insurances and requisition compensation in respect to our Vessels, requires that we comply with various operating covenants and maintain certain financial ratios including that the market value of our Vessels exceeds 125% of the total facility amount outstanding and that the market value of our Vessels exceeds 140% of our borrowings (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order for us to pay dividends. The facility also requires that Northern Marine remain as technical manager for our Vessels.

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

If the IRS were to find that we are or have been a PFIC for any taxable year, our U.S. shareholders would face adverse U.S. tax consequences. Under the PFIC rules, unless those shareholders make an election available under the Internal Revenue Code of 1986, as amended, or the Code, such shareholders would be liable to pay U.S. federal income tax at the then prevailing income tax rates on ordinary income plus interest upon certain distributions and upon any gain from the disposition of our common shares, as if the distribution or gain had been recognized ratably over the shareholder’s holding period of our common shares. In addition, a step-up in the tax basis of our shares may not be available upon the death of an individual shareholder, and the preferential U.S. federal income tax rates currently applicable to qualified dividend income of certain U.S. investors would not apply.

Our operating income could fail to qualify for an exemption from U.S. federal income taxation, which would reduce our cash flow

A foreign corporation is subject to U.S. federal income taxation at a rate of 4% on its U.S. source shipping income, including, unless exempt as income from the international operation of ships, 50% of its shipping income that is attributable to transportation that begins or ends in the United States. Under Code Section 883 and applicable U.S. Treasury regulations, a foreign corporation’s U.S. source income from the international operation of ships is exempt from U.S. federal income taxation if: (1) the corporation is organized in a foreign country that grants an “equivalent exemption” from taxation to U.S. corporations and (2) either (A) its common shares are “primarily and regularly traded on an established securities market” in that same foreign country, in the United States or in another country that grants an “equivalent exemption” to U.S. corporations or (B) more than 50% of the value of its shares is treated as owned, directly or indirectly, for at least half of the number of days in the taxable year by one or more “qualified shareholders.”

Bermuda, our country of organization, is a foreign country that grants an “equivalent exemption” from taxation to U.S. corporations with respect to income from the international operation of ships. In addition, our common shares are currently “primarily and regularly traded” on the New York Stock Exchange, which is an established securities market in the United States. Therefore, we believe that our time chartering income qualifies for the exemption from U.S. federal income taxation.

Our qualification for the exemption, however, is based upon certain complex factual determinations that are not completely within our control and, therefore, there can be no assurance that we will qualify for the exemption either now or in the future. If we were not to qualify for the exemption, our income from the international operation of ships, to the extent characterized as U.S. source income, would be subject to a 4% U.S. federal income tax on a gross basis without allowance for deduction. In addition, if we were to generate U.S. source income of a type that does not qualify for the exemption, such as income that is attributable to transportation that both begins and ends in the United States, it would also be subject to U.S. federal income taxation. If we were subject to U.S. federal income taxation, our cash available for distributions to shareholders would be correspondingly reduced.

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

We have anti-takeover provisions in our bye-laws that may discourage a change of control

Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions provide for:

•	a classified board of directors with staggered three-year terms, elected without cumulative voting;

•	directors can only be removed for cause and only with the affirmative vote of holders of at least 80% of the common shares issued and outstanding;

•	advance notice for nominations of directors by shareholders and for shareholders to include matters to be considered at annual meetings;

•	our board of directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval; and

•	a requirement that amalgamations, sales of assets and certain other transactions with persons owning 15% or more of our voting securities, which we refer to as interested shareholders, be approved by holders of at least 66% of our issued and outstanding voting shares not owned by the interested shareholder, subject to certain exceptions.

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

Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products. For example, charter rates and vessel values were at a high level during 2004. Charter rates declined from that high level during 2005, and have slightly declined further in 2006. There can be no assurance that charter rates and Vessel values will not decline further in the future.

Our Vessels are operated under time charters with the Charterers. We receive a fixed minimum daily base charter rate and may receive Additional Hire under the Charters. Except for the Additional Hire related to the sub-charters of our VMAX tankers to Sun International, Additional Hire is not guaranteed. Additional Hire, if any, is paid quarterly in arrears. The amount of Additional Hire is subject to variation depending on the charterhire received by the Charterers under time charters, spot charters and on general tanker market conditions. The amount of Additional Hire that we may earn is based on a formula for notional voyages and expenses on routes that we agreed to with the Charterers. The payment of Additional Hire, if any, has no correlation to our potential future time charter equivalent earnings. If a Vessel is off-hire, that Vessel is not eligible to earn Additional Hire during the off-hire period. We cannot assure you that we will receive Additional Hire for any quarter, except during the remaining term of the Sun International sub-charters.

Factors beyond our control may adversely affect the value of our Vessels

The factors affecting the supply and demand for tanker vessels are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable and may adversely affect the value of our Vessels. The factors that influence the demand for tanker capacity include:

•	demand for oil and oil products, which affect the need for tanker capacity;

•	global and regional economic and political conditions which among other things, could impact the supply of oil as well as trading patterns and the demand for various types of vessels;

•	changes in the production of crude oil, particularly by OPEC and other key producers, which impact the need for tanker capacity;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

•	environmental concerns and regulations;

•	weather; and

•	competition from alternative sources of energy.

The factors that influence the supply of tanker capacity include:

•	the number of newbuilding deliveries;

•	restrictions on vessels from entering into certain trades based upon their age, safety or other factors;

•	the scrapping rate of older vessels; and

•	the number of vessels that are out of service.

An over supply of new vessels may adversely affect charter rates and vessel values

If the number of new ships delivered exceeds the number of tankers being scrapped and lost, tanker capacity will increase. In addition, according to Clarkson Research Studies Ltd., the total newbuilding order book for vessels with capacity of 20,000 dwt or more scheduled to enter the fleet through 2010 currently equals 29% of the existing fleet and we cannot assure you that the order book will not increase further in proportion to the existing fleet. If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, charter rates could materially decline and the value of our Vessels could be adversely affected.

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

The value of our Vessels may fluctuate and adversely affect our liquidity and may result in breaches under our secured term loan facility

Tanker values have generally experienced high volatility. Investors can expect the fair market value of our tankers to fluctuate, depending on general economic and market conditions affecting the tanker industry and competition from other shipping companies, types and sizes of vessels and other modes of transportation. In addition, although our Panamax and Product tankers were built in 2004 and 2005 and our V-MAX tankers were built in 2001, they generally decline in value as they age. These factors will affect the value of our Vessels at the termination of their Charters or earlier at the time of any sale, which during the term of the Charters will require the consent of the Charterer and the lenders under our secured term loan facility. Borrowings under our term loan agreement bear interest at a floating rate of LIBOR plus a 75 basis points margin, which would increase to 85 basis points if the ratio of the value of our Vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In the event of the sale or loss of a Vessel, we might be required to repay a percentage of the loan earlier than we planned or increase our payments under the facility, which could affect our financial condition and ability to make payments to our shareholders. Declining tanker values could adversely affect our ability to refinance our secured term loan facility at its maturity in January 2011 and thereby adversely impact our business and operations and liquidity. Due to the cyclical nature of the tanker market, if for any reason we sell tankers at a time when tanker prices have fallen, the sale may be at less than the tanker’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings.

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

Compliance with environmental laws or regulations may adversely affect our business

The shipping industry is affected by numerous regulations in the form of international conventions, national, state and local laws and national and international regulations in force in the jurisdictions in which such tankers operate, as well as in the country or countries in which such tankers are registered. These regulations include the U.S. Oil Pollution Act of 1990, or OPA, the International Convention on Civil Liability for Oil Pollution Damage of 1969, International Convention for the Prevention of Pollution from Ships, the IMO International Convention for the Safety of Life at Sea of 1974, or SOLAS, the International Convention on Load Lines of 1966 and the U.S. Marine Transportation Security Act of 2002. In addition, vessel classification societies also impose significant safety and other requirements on our Vessels. We believe our tankers, six of which were built in 2004 and two of which were built in 2001, are maintained in compliance with present regulatory and class requirements relevant to areas in which they operate, and are operated in compliance with applicable safety and environmental laws and regulations. However, regulation of tankers, particularly in the areas of safety and environmental impact, may change in the future and require significant capital expenditures be incurred on our Vessels to keep them in compliance. Although the Charterers will be responsible for all capital expenditures required due to changes in law, classification society or regulatory requirements in an amount less than $100,000 per year per Vessel, all other required capital expenditures during the charter period will be split between us and the applicable Charterer based on the remaining charter period and the remaining depreciation period of the Vessel, which is calculated as 25 years from the year the Vessel was built.

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

Concordia, Stena and Fram were not eligible to sell the remaining shares that they held after our initial public offering until their lock-up agreements expired on August 1, 2005. We have entered into registration rights agreements with them that entitle them to have all or a portion of their remaining shares registered for sale in the public market following that lock-up period. In addition, these shares became eligible for sale into the public market pursuant to Rule 144 under the Securities Act on November 10, 2005. Any sales under Rule 144 would be subject to certain volume and manner of sale limitations prescribed by the Rule.

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

We also rent an office in Westport, Connecticut that contains approximately 400 square feet of office space, which is used by our executive officers. We occupied and began renting the Westport office in July 2005. The rent arrangement in Westport is month to month. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available in the near term at a reasonable cost to us. Our monthly rental costs in Westport are approximately $4,000.

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

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2006.

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

Fiscal Year Ended December 31, 2006	High	Low

First Quarter (from January 1 to March 31)	$23.61	$21.61
Second Quarter (from April 1 to June 30)	$23.30	$20.63
Third Quarter (from July 1 to September 30)	$23.37	$21.48
Fourth Quarter (from October 1 to December 31)	$24.15	$22.00

Fiscal Year Ended December 31, 2005	High	Low

First Quarter (from January 1 to March 31)	$24.96	$21.65
Second Quarter (from April 1 to June 30)	$23.42	$19.50
Third Quarter (from July 1 to September 30)	$23.58	$21.77
Fourth Quarter (from October 1 to December 31)	$23.77	$20.39

Fiscal Year Ended December 31, 2004	High	Low

Fourth Quarter (from November 5 to December 31)	$23.75	$21.29

On February 28, 2007, we had approximately 42 shareholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.

Dividends

We have paid dividends on our common shares quarterly since our incorporation in September, 2004.

In January 2007, we declared a dividend of $0.57 per share, and paid that dividend on February 12, 2007 to shareholders of record as of February 9, 2007. The February 2007 dividend was based on our operating results for the fourth quarter ending December 31, 2006. In that period, we earned Additional Hire of $1.0 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $400,000 on our Product and Panamax tankers.

In January 2006, we declared a dividend of $0.53 per share, and paid that dividend on February 9, 2006 to shareholders of record as of February 7, 2006. The February 2006 dividend was based on our operating results for the fourth quarter ending December 31, 2005. In that period, we earned Additional Hire of $1.6 million, including guaranteed Additional Hire on our V-MAX vessels of $654,000 and Additional Hire of $946,000 on our Product and Panamax tankers. In April 2006, we declared a dividend of $0.57 per share. That dividend was paid on May 9, 2006 to our shareholders of record on May 5, 2006. The May 2006 dividend was based on our operating results for the first quarter ending March 31, 2006. In that period, we earned Additional Hire of $1.4 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $800,000 on our Product and Panamax tankers. In July 2006, we declared a dividend of $0.59 per share. That dividend was paid on August 8, 2006 to our shareholders of record as of August 4, 2006. The July 2006 dividend was based on our operating results for the second quarter ending June 30, 2006. In that period, we earned Additional Hire of $1.3 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $700,000 on our Product and Panamax tankers. In October 2006, we declared a dividend of $0.60 per share. That dividend was paid on November 7, 2006 to our shareholders of record as of November 3, 2006. The October 2006 dividend was based on our operating results for the third quarter ending September 30, 2006. In that period, we earned Additional Hire of $1.4 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $800,000 on our Product and Panamax tankers.

In January 2005, we declared a dividend of $0.39 per share. That dividend was paid on January 31, 2005 to our shareholders of record on January 27, 2005. The January 2005 dividend was based on our operating results for the 51-day period from the completion of our initial public offering on November 10, 2004 through the end of our fiscal year on December 31, 2004. In that period, we earned Additional Hire of $2.5 million, including guaranteed Additional Hire on our V-MAX vessels of $400,000 and Additional Hire of $2.1 million on our Product and Panamax tankers. In April 2005, we declared a dividend of $0.55 per share. That dividend was paid on May 10, 2005 to our shareholders of record on May 6, 2005. The May 2005 dividend was based on our operating results for the first quarter of the fiscal year ending December 31, 2005. In that period, we earned Additional Hire of $2.2 million, including guaranteed Additional Hire on our V-MAX vessels of $700,000 and Additional Hire of $1.5 million on our Product and Panamax tankers. In July 2005, we declared a dividend of $0.53 per share. That dividend was paid on August 9, 2005 to our shareholders of record on August 5, 2005. The August 2005 dividend was based on our operating results for the second quarter of the fiscal year ending December 31, 2005. In that period, we earned Additional Hire of $1.1 million, including guaranteed Additional Hire on our V-MAX vessels of $700,000 and Additional Hire of $400,000 on our Product and Panamax tankers. In October 2005, we declared a dividend of $0.50 per share. That dividend was paid on November 9, 2005 to shareholders of record on November 7, 2005. The November 2005 dividend was based on our operating results for the third quarter of the fiscal year ending December 31, 2005. In that period, we earned Additional Hire of $706,000, including guaranteed Additional Hire on our V-MAX vessels of $693,000 and Additional Hire of $13,000 on our Product and Panamax tankers.

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

The following selected financial and other data summarizes our historical financial and other information. We have derived the selected statement of operations data set forth below for the years ended December 31, 2006, 2005, and 2004 and the selected balance sheet data as of December 31, 2006 and 2005 from the audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the selected financial data for prior periods from audited financial statements that are not included in this report. For the year ended December 31, 2004, our audited consolidated financial statements include the predecessor combined carve-out financial statements of Concordia Maritime AB (publ), or Concordia, and Stena AB (publ), or Stena, for the period January 1, 2004 through November 9, 2004 and the results of operations of Arlington Tankers and its wholly owned subsidiaries for the 51 days from November 10, 2004 through December 31, 2004. For the years ended December 31, 2003 and 2002 the consolidated financial statements represent the predecessor combined carve-out financial statements. The selected carve-out financial data presented below is not indicative of the results we would have achieved had we operated as an independent public company for any period presented. Furthermore, our historical results for any prior period are not necessarily indicative of results to be expected for any future period and our historical results for any interim period are not indicative of results to be expected for a full fiscal year. This information should be read in conjunction with our “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” set forth in this report.

	Year Ended December 31,
	2006	2005	2004		2003	2002
	(In thousands of $, except per share data)

Selected statement of operations data:
Total operating revenues, net	$69,435	$55,455	$57,958		$28,838	$26,504
Total operating expenses	(37,329)	(28,904)	(30,672)		(14,405)	(14,058)
Operating income	32,106	26,551	27,286		14,433	12,446
Net income	21,464	21,913	20,351		5,913	5,769
Earnings per common share — basic and diluted	$1.38	$1.41	$0.28	(1)	—	—
Cash dividend per share earned during the year	$2.33	$2.11	$0.39	(1)	—	—
Cash dividend per share declared during the year	$2.29	$1.97	—		—	—
Selected balance sheet data (at end of period):
Cash and cash equivalents	3,210	11,839	5,960		1,194	590
Newbuildings	—	—	—		36,185	—
Vessels, net	344,973	269,031	281,441		154,465	161,034
Total assets	363,409	286,447	292,850		192,416	162,200
Amount due to Concordia, current	—	—	—		45,899	41,861
Long term liabilities	229,500	137,160	135,000		130,317	109,008
Combined predecessor equity	—	—	—		15,710	9,773
Shareholders’ equity	130,620	144,651	154,487		—	—

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands of $, except per share data)

Selected cash flow data:
Net cash provided by operating activities	34,866	35,314	31,820	15,375	13,011
Net cash (used in) investing activities	(102,500)	(2,500)	(102,212)	(36,488)	(244)
Net cash provided by (used in) financing activities	59,005	(26,935)	75,158	21,717	(18,548)
Selected fleet data (end of period):
Number of tankers owned	8	6	6	2	2

(1)	The earnings per share and dividend per share earned during the year 2004 represent the period from November 10, 2004 through December 31, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, and the related notes, and the other financial and other information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on assumptions about our future business. Our actual results will likely differ from those contained in the forward-looking statements and such differences may be material. This Annual Report on Form 10-K contains certain forward-looking statements and information relating to us that are based on beliefs of our management as well as assumptions made by us and information currently available to us, in particular in this “Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations.” When used in this document, words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “will,” “may,” “should,” and “expect” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. All statements in this document that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to, such matters as:

•	future operating or financial results;

•	future payments of quarterly dividends and the availability of cash for payment of quarterly dividends;

•	statements about future, pending or recent acquisitions, business strategy, areas of possible expansion, and expected capital spending or operating expenses;

•	statements about tanker market trends, including charter rates and factors affecting vessel supply and demand;

•	expectations about the availability of vessels to purchase, the time which it may take to construct new vessels, or vessels’ useful lives; and

•	our ability to repay our secured secured term loan facility at maturity, to obtain additional financing and to obtain replacement charters for our Vessels.

Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements, including, among others, the factors described in Part I, Item 1A below under the heading “Risk Factors” and the factors otherwise referenced in this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in the forward-looking statements included herein. We do not intend, and do not assume any obligation, to update these forward-looking statements.

Overview

We are an international seaborne transporter of crude oil and petroleum products. We were incorporated in September 2004 under the laws of Bermuda. We were originally a jointly owned subsidiary of Stena AB (publ), or Stena, and Concordia Maritime AB (publ), or Concordia.

On November 10, 2004, we completed our initial public offering and acquired our six Initial Vessels, consisting of two V-MAX tankers, two Panamax tankers and two Product tankers. The total purchase price for the Initial Vessels equaled approximately $426.5 million, consisting of $345.5 million in cash and 4,050,000 common shares that we issued to subsidiaries of Concordia and Stena and two companies owned jointly by Stena and Fram. We financed the cash portion of the purchase price through our initial public offering and borrowings under a secured term loan facility. The 4,050,000 shares issued to the sellers were valued at $81 million, based on the initial public offering price of $20.00 per share. An aggregate of 1,717,500 of the shares issued to the vessel sellers were sold in our initial public offering in connection with the underwriters’ exercise of their over-allotment option. We did not receive any proceeds from the sale of these shares.

Effective November 10, 2004, we chartered our six Initial Vessels to subsidiaries of Stena and Concordia under fixed rate charters. Under the charters, we receive fixed Basic Hire in amounts that increase annually at a rate equal to the annual increase in the fees payable under our ship management agreements described below. Furthermore, in addition to the fixed rate Basic Hire, each of our Vessels has the possibility of receiving Additional Hire from the Charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. Additional Hire is not guaranteed, except for the Additional Hire related to the Sun International sub-charters, and correlates to weighted average historical voyage rates for the specified routes. The charters contain options on the part of the Charterers to extend the terms of the charters. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the charters.

Effective November 10, 2004, we have also entered into ship management agreements with Northern Marine. The ship management agreements provide for the technical management of our Vessels. Under the ship management agreements, we have agreed to pay Northern Marine a flat fee per day per Vessel, which increases 5% every year.

As a result of our entering into the Charters, our revenues since November 10, 2004 have been generated from charter payments made to us by the Charterers. As a result of our entering into the ship management agreements, our Vessel operating expenses for the Vessels are fixed, increasing 5% annually. These arrangements are designed to provide us with stable and generally predictable cash flow and reduce our exposure to volatility in the spot markets for the Vessels.

On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance the indebtedness under our $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent, (2) finance the purchase price of the two Additional Vessels from the subsidiaries of Stena and (3) general corporate purposes. We completed the refinancing of our previous debt facility in December 2005 and completed the Additional Vessel acquisition in January 2006. The new term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of our Vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, we entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, we have fixed the interest rate on the term loan agreement at 5.7325%. The net annual cash interest costs will approximate 5.38% due to the cash benefit that we received in December 2005 from the termination of a swap with Fortis Bank of $4.8 million. That cash benefit has been designated by our Board of Directors to offset the higher interest costs over the life of the new $229.5 million term loan facility.

On January 5, 2006, we entered into a series of agreements with Stena Bulk, Northern Marine and Stena Maritime, which we refer to as the Stena Parties, pursuant to which we, through wholly owned subsidiaries, completed the purchase of the Additional Vessels from subsidiaries of Stena Maritime for a purchase price per Vessel of $46 million. In connection with the acquisition of the Additional Vessels from the Stena Parties we also entered into certain related agreements and amended certain of the agreements related to the Initial Vessels. At the closing of the acquisition, our subsidiaries that purchased the Additional Vessels and Stena Bulk entered into time charter parties. Under the time charter parties, which are substantially similar to the time charter parties that our subsidiaries have entered into for the Initial Vessels, our subsidiaries that purchased the Additional Vessels time chartered the Additional Vessels to Stena Bulk for an initial period of three years at the fixed daily Basic Hire. At the end of the initial three-year period, both we and Stena Bulk have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months, at the fixed daily Basic Hire. If Stena Bulk exercises this option, there will be an Additional Hire provision during the 30-month period. If we exercise this option, there will be no Additional Hire arrangement. Furthermore, if Stena Bulk exercises the 30-month option, there will be two additional one-year options, exercisable by Stena Bulk, at the fixed daily Basic Hire set forth below, but without an Additional Hire provision.

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

Factors Affecting Our Results of Operations and Cash Available for Dividends

The principal factors that have affected our results of operations, financial position and cash available for dividends since November 10, 2004, and that we expect to affect our future results of operations, financial position and cash available for dividends include:

•	the Basic Hire paid to us under our Charters;

•	the amount of Additional Hire, if any, that we receive under our Charters;

•	fees under the ship management agreements;

•	depreciation;

•	administrative and other expenses;

•	interest expense, net of the cash benefit from the net gain realized from the termination of an interest rate swap;

•	any loss of any Vessel;

•	required capital expenditures;

•	any cash reserves established by our board of directors;

•	any change in our dividend policy; and

•	increased borrowings or future issuances of securities.

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

Our ability to earn Additional Hire under our Charters will depend on whether the Charterers operate the Vessels under time charters or in the spot market and the relative freight rates in each market. We will continue to earn guaranteed Additional Hire under our V-MAX tanker Charters while those Vessels remain sub-chartered by subsidiaries of Concordia to Sun International. We also expect to earn Additional Hire from the sub-charters of our V-MAX tankers to subsidiaries of Litasco, so long as those Vessels are in service. With respect to our other Vessels, our ability to earn Additional Hire will depend on market conditions in the tanker industry, which has historically been highly cyclical, experiencing volatility in profitability, vessel values and freight rates. In particular, freight and charter rates are strongly influenced by the supply of tankers and the demand for oil transportation services. Our expenses consist primarily of fees under our ship management agreements, depreciation, administrative expenses and interest expense.

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

Depreciation is the periodic cost charged to our income for the reduction in usefulness and long term value of our Vessels. No charge is made for depreciation of Vessels until they are delivered. We depreciate the cost of our Vessels less salvage value over 25 years on a straight-line basis. Including depreciation on the two new Product tankers that we purchased on January 5, 2006, we estimate that depreciation will be approximately $16.1 million per year.

Administrative expenses include salaries and other employee related costs, office rents, legal and professional fees and other general administrative expenses. In 2006, these costs included $300,000 in expenses associated with the purchase of the two Additional Vessels on January 5, 2006. Based on our current activities we estimate that our administrative expenses will be approximately $2.2 to $2.4 million in 2007.

Our interest expense prior to December 21, 2005 represented interest expense under our old credit facility. Subsequent to December 21, 2005, we began to incur interest expense under our new $229.5 million term loan facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year. In December 2005 as a result of terminating an interest rate swap and debt facility with a group of banks led by Fortis Bank N.V., we realized a net gain on the termination of the swap and debt facility of $4.055 million. The cash proceeds from the termination of the swap was $4.8 million. Our Board has designated the $4.8 million benefit from the Fortis swap as an offset to the interest costs of the new secured term loan facility. Accordingly, we estimate that interest expense under the new secured term loan facility will be approximately $13.3 million per year, and that approximately $1 million per year of interest expense will be offset by the benefit from the termination of the Fortis swap.

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

Our Predecessor Combined Carve-Out Results of Operations

As a result of our entering into the charters and ship management agreements, our operations since November 10, 2004 have differed, and our future operations will differ, significantly from the historical predecessor combined carve-out results of operations of the Vessels by Concordia and Stena, upon which some of the historical financial information in this report is based. In particular, the financial statements for the year ended December 31, 2004 reflect, for the period January 1, 2004 through November 9, 2004, this predecessor combined carve-out financial information. The financial position, results of operations and cash flows reflected in the carve-out financial statements are not indicative of those that would have been achieved had we operated as an independent separate entity for all periods presented or of future results.

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

Long term liabilities.  Long-term liabilities includes an allocated portion of amounts outstanding under a revolving credit facility with Concordia’s subsidiaries, guaranteed by Concordia, which have been allocated to the two Concordia predecessor Vessel subsidiaries. This allocation is based on the number of vessels in Concordia’s fleet and the number of vessels owned by the Concordia predecessor vessel subsidiaries during the periods presented. After January 19, 2004 and through November 9, 2004, long-term debt also included amounts outstanding under a $58 million secured loan facility with two of the Stena predecessor vessel subsidiaries. This facility was guaranteed by Stena and Fram in proportion to their ownership of these two Stena predecessor vessel subsidiaries. After June 11, 2004 and through November 9, 2004, long-term debt also included amounts outstanding under a $53 million secured loan facility with another two of the Stena predecessor vessel subsidiaries which was guaranteed by Stena. The amount of interest expense reflected in the carve-out financial statements was determined by the amount of loans and advances outstanding from time to time and prevailing interest rates.

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

Basis of Accounting

For the period from January 1, 2004 through November 9, 2004, the financial information presented in this report has been carved out of the predecessor combined financial statements of Concordia and Stena and include the predecessor vessel interests.

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

Concordia and Stena are shipping companies with activities that include, among others, the ownership and operation of tankers. The predecessor combined carve-out financial position, results of operations and cash flows presented in this report are not indicative of the results we would have achieved had we operated as an independent entity under our current ship chartering and other arrangements for the periods presented or for future periods. Based on their filings with the SEC, Stena and Concordia own approximately 4.5% and 9.9% respectively, of our common shares.

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

Results of Operations

The discussion below compares our results of operations for the year ended December 31, 2006 to the year ended December 31, 2005 and for the year ended December 31, 2005 to the year ended December 31, 2004. For the twelve months ended December 31, 2006 and December 31, 2005, the financial information presented below reflects our results of operations as an independent company. For the period from January 1, 2004 through November 9, 2004, the predecessor combined financial information presented below has been carved out of the financial statements of Concordia and Stena and includes the predecessor vessel interests. For the 51-day period beginning November 10, 2004 and ending December 31, 2004, the financial information presented below reflects our results of operations following the completion of our initial public offering during which we operated as an independent company.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Total operating revenues, net

Total operating revenues were $69.4 million in 2006 compared to $55.5 million in 2005. The 2006 revenues consisted of $64.3 million in Basic Hire, $2.4 million in guaranteed Additional Hire related to the V-MAX vessels and $2.7 million of Additional Hire revenues related to profit sharing arrangements with the Charterers. The 2006 revenues were higher than 2005 principally due to the purchase of the two Additional Vessels in January 2006. We expect that revenues related to Basic Hire and guaranteed Additional Hire related to the V-MAX vessels will be about the same in 2007 at approximately $66.7.

The Vessels were effectively off-hire for a combined total of 40 days in 2006, which compares to 30 off-hire days in 2005. The off-hire amount of five days per vessel per annum is guaranteed through the management agreement with Northern Marine.

Total Vessel operating expenses

Total Vessel operating expenses were $18.6 million in 2006 compared to $14.0 million in 2005. The increase in Vessel operating expenses in 2006 reflects the additional costs associated with the two Additional Vessels purchased in January 2006 and a 5% increase in the vessel management fees for the Initial Fleet under the vessel management agreement with Northern Marine. We expect Vessel operating expenses to increase in 2007 to approximately $19.3 million principally due to the 5% annual contractual increase in vessel management fees to Northern Marine.

Depreciation

Depreciation was $16.1 million in 2006 and $12.4 million in 2005. The increase in depreciation is attributed to the addition of the two Additional Vessels purchased in January 2006. We estimate that depreciation in 2007 will be approximately $16.1 which is approximately the same as in 2006.

Administrative expenses

Administrative expenses were $2.7 million in 2006 compared to $2.5 million in 2005. The increase in administrative expenses is primarily attributed to higher administrative fees related to the purchase of the two additional vessels in January 2006, legal and accounting fees related to the “universal shelf” Registration Statement on Form S-3 that we filed in November 2006 and higher compensation costs related to executive bonuses earned in 2006. We estimate that administrative expenses for 2007 will be approximately $2.2 — $2.4 million.

Other expenses, net

Other expenses, net represents interest expense, net of interest income and other financial items, including the gain on the termination of an interest rate swap, as well as the unrealized loss on the fair value of an interest rate swap for our $229.5 million secured term loan facility. Other expenses, net were $10.6 million in 2006 compared to $4.6 million in 2005. The 2006 amount includes interest expense of $13.6 million offset by $734,000 of interest income and an unrealized gain of $2.2 million of the fair value of an interest rate swap on our new $229.5 secured term loan facility. The increase in other expenses, net of $6.0 million over 2005 is attributed to $6.9 million in higher interest expense associated with our $229.5 million term secured term loan facility offset by a net gain of $4.1 million realized in 2005 on the termination of the interest rate swap and debt facility with Fortis Bank N.V., an improvement of $2.2 million in the fair value of our interest rate swap, and a $500,000 increase in interest income.

With respect to our new $229.5 secured term loan facility, by entering into an interest rate swap agreement, we have fixed the interest rate under the facility at 5.7325% for the five-year term. We estimate that interest expense under the new facility will be approximately $13.3 million per year. Our Board of Directors has designated the $4.8 million cash benefit from the termination of interest rate swap to offset the interest costs under the new secured term loan facility. We expect to offset the higher interest costs each quarter through our cash dividend distribution of a pro rata portion of the $4.8 million (approximately $240,000 per quarter) benefit from the interest rate swap. As a result of the prorated benefit from the termination of the interest rate swap, we expect our cash interest costs per year to approximate $12.3 million. Because substantially all of our revenues and expenses are denominated in U.S. dollars, we do not expect foreign exchange fluctuations to have a significant effect on our future results of operations.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Total operating revenues, net

Total operating revenues were $55.5 million in 2005 compared to $58.0 million in 2004. The 2005 revenues consisted of $49.9 million in Basic Hire, $2.7 guaranteed Additional Hire related to the V-MAX vessels and $2.9 million of Additional Hire revenues related to profit sharing arrangements with the Charterers. The 2005 revenues were lower than 2004 for two reasons. First, revenues during the period from January 1, 2004 through November 9, 2004 reflect revenues that Stena and Concordia earned from the time charter of the vessels operated on the spot market where rates were higher than the fixed rates that we earned in 2005 under our long term fixed rate charter arrangements. Second, during the 51-day period from November 10, 2004 through December 31, 2004, the tanker spot rates were higher than in 2005, resulting in a greater Additional Hire payments to us than for the fourth quarter of 2005.

The vessels were off-hire for a combined total of 30 days in 2005, which was the same as the number of off-hire days in 2004.

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

Administrative expenses

Administrative expenses were $2.5 million in 2005 compared to $1.7 million in 2004. The increase in administrative expenses is primarily attributed to costs of $500,000 for legal fees, bank fees and administrative costs associated with the purchase of two new vessels and our new $229.5 million secured term loan facility. In addition, we experienced higher administrative expenses associated with operating as a U.S. domestic reporting company and associated SEC reporting and Sarbanes-Oxley costs.

Other expenses, net

Other expenses, net represents interest expense, net of interest income and other financial items, including the net gain on the termination of an interest rate swap, as well as the unrealized loss on the fair value of an interest rate swap for our $229.5 million secured term loan facility. Other expenses, net were $4.6 million in 2005 compared to $6.9 million in 2004. The 2005 amount includes interest expense of $6.8 million and an unrealized loss of the fair value of an interest rate swap on our new $229.5 million secured term loan facility of $2.2 million, offset by a net gain on the termination of an interest rate swap and debt facility of $4.1 million, and interest income of $233,000. The net gain on the termination of the interest rate swap and debt facility includes a payment of $4.8 million for the value of the interest rate swap at termination less $700,000 in deferred financing costs incurred at the inception of the debt facility and associated legal expenses to terminate the interest rate swap and debt facility.

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

On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229,500,000. The purpose of the term loan agreement was to (1) refinance our existing indebtedness under its $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. was acting as agent, (2) finance the purchase price of two new Product tankers from subsidiaries of Stena and (3) general corporate purposes. Arlington completed the refinancing of its existing indebtedness in December 2005 and completed the vessel acquisitions in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the value of our Vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, we have entered into an interest rate swap agreement with the Royal Bank of Scotland. As a result of this swap, we fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the benefit that we received from the termination of our existing swap with Fortis Bank of $4.8 million that has been designated by the Board of Directors to offset the higher interest costs of the new $229.5 million term loan facility. The term loan agreement provides that if at any time the aggregate market value of our Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, we must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) our total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) we have positive working capital.

We had outstanding long-term debt of $229.5 million as of December 31, 2006. This amount reflects outstanding borrowings under our secured term loan facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year. Our long term debt outstanding as of December 31, 2004 was $135 million representing borrowings under our prior credit facility that were used to purchase our six Initial Vessels in conjunction with our initial public offering. See “Our Secured Term Loan Facility” below for more information regarding our secured term loan facility.

As of December 31, 2006, we had cash and cash equivalents of $3.2 million. Net cash provided by operating activities in 2006 was $34.9 million.

Net cash used in investing activities in 2006 was $102.5 million. This amount relates to the purchase of the two Additional Vessels for $92 million in January 2006, and the purchase of $34.4 million in marketable securities in 2006 with a maturity greater than 90 days, offset by the sale of $23.9 million in marketable securities with a maturity greater than 90 days.

Net cash used by financing activities in 2006 was $59.0 million, which principally consisted of $94.5 million in the issuance of long-term debt in January 2006 offset by dividend payments made in 2006 totaling $35.5 million.

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

In January 2006, we declared a dividend of $0.53 per share, and paid that dividend on February 9, 2006 to shareholders of record as of February 7, 2006. The February 2006 dividend was based on our operating results for the fourth quarter ending December 31, 2005. In that period, we earned Additional Hire of $1.6 million, including guaranteed Additional Hire on our V-MAX vessels of $654,000 and Additional Hire of $946,000 on our Product and Panamax tankers. In April 2006, we declared a dividend of $0.57 per share. That dividend was paid on May 9, 2006 to our shareholders of record on May 5, 2006. The May 2006 dividend was based on our operating results for the first quarter ending March 31, 2006. In that period, we earned Additional Hire of $1.4 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $800,000 on our Product and Panamax tankers. In July 2006, we declared a dividend of $0.59 per share. That dividend was paid on August 8, 2006 to our shareholders of record as of August 4, 2006. The July 2006 dividend was based on our operating results for the second quarter ending June 30, 2006. In that period, we earned Additional Hire of $1.3 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $700,000 on our Product and Panamax tankers. In October 2006, we declared a dividend of $0.60 per share. That dividend was paid on

November 7, 2006 to our shareholders of record as of November 3, 2006. The October 2006 dividend was based on our operating results for the third quarter ending September 30, 2006. In that period, we earned Additional Hire of $1.4 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $800,000 on our Product and Panamax tankers.

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

Under Bermuda law a company may not declare or pay dividends if there are reasonable grounds for believing either that the company is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the sum of its liabilities and its issued share capital (par value) and share premium accounts (share premium being the amount of consideration paid for the subscription of shares in excess of the par value of those shares). As a result, in future years, if the realizable value of our assets decreases, our ability to pay dividends may require our shareholders to approve resolutions reducing our share premium account by transferring an amount to our contributed surplus account. At our annual general meeting held in 2005, our shareholders approved a resolution to reduce our share premium account by transferring certain proceeds from the issuance of 15,500,000 of our common shares, which equaled $309,845,000, to our contributed surplus account.

The declaration and payment of any dividends must be approved by our board of directors. Under the terms of our secured term loan facility, we may not declare or pay any dividends if we are in default under the secured term loan facility.

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

The table below sets forth amounts that would be available to us for the payment of dividends for each of the fiscal years set forth below assuming that:

•	the Basic Hire is paid on all of our tankers and all of our tankers are on hire for 360 days per fiscal year;

•	no Additional Hire is paid other than the guaranteed Additional Hire based on the current sub-charters with Sun International which will expire in 2007, unless Sun International elects to extend one of the sub-charter arrangements;

•	the V-MAX vessels are returned on the notional termination date of the sub-charter within the 60-day delivery window;

•	we have no cash expenses or liabilities other than the ship management agreements, our current directors’ fees, the current salaries and benefits of our employees, currently anticipated administrative and other expenses and interest under our secured term loan facility;

•	we pay no U.S. federal income taxes and minimal U.S. state and payroll taxes;

•	we have no requirement to fund any required capital expenditures with respect to our Vessels;

•	no material cash reserves are established by our board of directors;

•	we remain in compliance with our secured term loan facility which requires, among other things, that the fair market value of our Vessels exceeds 140% of our borrowings under the facility (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order to pay dividends; and

•	we do not issue any additional common shares or other securities or borrow any additional funds.

The table below does not reflect non-cash charges that we will incur, primarily depreciation on our Vessels. The timing and amount of dividend payments will be determined by our board of directors and will depend on our cash earnings, financial condition, cash requirements and availability and the provisions of Bermuda law affecting the payment of dividends and other factors. The table below does not take into account any expenses we will incur if the subsidiaries of Concordia and Stena and the two companies owned by Stena and Fram exercise their rights to have us register their shares under the registration rights agreement. For an overview of the registration rights agreement, see “Item 7A. — Quantitative and Qualitative Disclosures about Market Risk — If a significant number of our common shares are sold in the market, the market price of our common shares could significantly decline, even if our business is doing well.”

We cannot assure you that our dividends will in fact be equal to the amounts set forth below. The amount of future dividends set forth in the table below represents only an estimate of future dividends based on our charter contracts, ship management agreements and an estimate of our other expenses and assumes that none of our expenses materially increase during the periods set forth below. The amount of future dividends, if any, could be affected by various factors, including the loss of a Vessel, required capital expenditures, cash reserves established by our board of directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings or future issuances of securities, many of which will be beyond our control. As a result, the amount of dividends actually paid may vary from the amounts currently estimated and such variations may be material. There can be no assurance that any dividends will be paid. See “Item 7A. — Quantitative and Qualitative Disclosures about Market Risk — We cannot assure you that we will pay any dividends” and “— We may not be able to recharter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”

The following table sets forth:

•	the amount of cash that was available for dividends in the fiscal year ended December 31, 2006; and

•	based on the assumptions and the other matters in the preceding paragraphs, our estimate of the amount of cash likely to be available for dividends for each of the 2007, 2008 and 2009 fiscal years.

	2006	2007	2008	2009
	(In millions of $, except
	per share amounts)

Basic Hire(1)	$64.3	$65.3	$66.2	$65.3
Guaranteed V-MAX Additional Hire(2)	2.4	1.4	—	—
Other Additional Hire	2.7	—	—	—
Vessel operating expenses	(18.6)	(19.3)	(20.3)	(21.2)
Cash administrative expenses	(2.7)	(2.3)	(2.4)	(2.5)
Cash interest costs(3)	(12.0)	(12.3)	(12.3)	(12.3)

Cash available for dividends	36.1	32.8	31.2	29.3

Estimated dividends per share(4)	$2.33	$2.12	$2.01	$1.89

(1)	Basic Hire revenues for 2008 and 2009 assume that options available under charter contracts are exercised by the charterer.

(2)	The Additional Hire revenue associated with the Sun International sub-charters is guaranteed, meaning that we will be paid the Additional Hire revenue by Concordia whether the two V-MAX tankers are in service or not in service, during the terms of the Sun International sub-charters. The sub-charter with Sun International for the

Stena Vision is due to expire within 30 days of June 30, 2007 and the sub-charter with Sun International for the Stena Victory is due to expire within 30 days of September 30, 2007. For a portion of the current Sun International sub-charter of the Stena Vision, the vessel has not been in service to Sun International due to the required repair of a reduction gear on the vessel. As a result, Sun International may elect to extend the term of the sub-charter arrangement beyond the expiration of the original term of the sub-charter. If Sun International elects to extend the sub-charter for the Stena Vision, we expect that vessel to be under sub-charter to Sun International until approximately June 2008. Our estimate of guaranteed V-MAX Additional Hire revenue assumes that the Sun International sub-charters will expire as scheduled. Immediately following the expiration of each sub-charter with Sun International, the applicable V-MAX tanker will commence operating under a new two-year sub-charter agreement between Concordia and Litasco. During the term of these new sub-charters, we will continue to earn guaranteed Basic Hire from Concordia and we will also earn Additional Hire under the profit sharing provisions of the Charters. Additional Hire for the V-MAX tankers under the Litasco sub-charters will be based on a fixed time charter hire to be received by Concordia under the sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire revenues under the Litasco sub-charters are not guaranteed, meaning that we will earn Additional Hire only if the vessel is in service. Because the Additional Hire under the Litasco sub-charter is not guaranteed, and we cannot determine the exact commencement date for the new sub-charter agreements between Concordia and Litasco, we have not included any Additional Hire related to the Litasco sub-charter agreements in our estimated cash available for dividends. Once the new sub-charters to Litasco commence, the profit sharing provisions in the Concordia charters are expected to result in Additional Hire revenue of approximately $700,000 per quarter, based on the time charter rates under the sub-charters and assuming the Vessels operate 90 days per quarter, in addition to the guaranteed Basic Hire.

(3)	Cash interest costs reflect the benefit of approximately $1 million per year from the 2005 termination of the Interest Rate Swap with Fortis Bank. The interest expense for each year will be approximately $13.3 million ($229.5 million at 5.7325%).

(4)	Based on 15,500,000 issued and outstanding common shares.

We believe that our cash flow from our charters will be sufficient to fund our interest payments under our term loan agreement and our working capital requirements for the short and medium term. To the extent we intend to pursue vessel acquisitions, we will need to obtain additional capital. Our longer-term liquidity requirements include repayment of the principal balance of our secured term loan facility in January 2011. We will require new borrowings or a combination of new borrowings and issuances of equity or other securities to meet this repayment obligation.

Our Secured Term Loan Facility

The following summary of the material terms of our term loan facility does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of the our new Term Loan Agreement. For more complete information, you should read the entire Secured Loan Facility Agreement incorporated by reference as an exhibit to this Annual Report on Form 10-K.

On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229,500,000. The purpose of the term loan agreement was to (1) refinance our existing indebtedness under our prior debt facility with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent, (2) finance the purchase price of two Additional Vessels from the Stena Group and (3) general corporate purposes. We completed the refinancing of our existing indebtedness of $135 million in December 2005 and completed the Additional Vessel acquisition in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the value of our Vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, we have entered into an interest rate swap agreement with the Royal Bank of Scotland. As a result of this swap, we have fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the benefit that we received from the termination of our interest rate swap with Fortis Bank of $4.8 million that has been designated by the Board of Directors to offset the higher interest costs of the new $229.5 million term loan facility.

The term loan agreement contains restrictive covenants that prohibit us and our Vessel owning subsidiaries from, among other things: permitting certain liens on assets; selling or otherwise disposing of the our Vessels or selling other assets other than in arm’s-length transactions; acquiring assets outside the ordinary course of the our business, other than vessels; merging, amalgamating or entering into similar agreements with other entities; entering into certain types of vessel charters, including time charters or consecutive voyage charters of greater than 13 months (other than the Initial Vessel Charters and the Additional Vessel Charters); de-activating any Vessel; and paying dividends in certain circumstances.

The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) our total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) We have positive working capital. In addition, the Loan Agreement contains covenants with respect to providing financial information to the lenders and the maintenance of insurance on our Vessels.

Events of default under the secured term loan facility loan agreement include, among others, cross defaults to other indebtedness in excess of $1 million, certain change control of Arlington or our Vessel owning subsidiaries and certain payment breaches under the Charters. The term loan agreement provides that upon the occurrence of an event of default, the lenders may require that all amounts outstanding be repaid immediately and terminate our ability to borrow under the term loan agreement and foreclose on the mortgages over the Vessels and the related collateral.

Long Term Financial Obligations and Other Commercial Obligations

Our long term financial obligations and other commercial obligations as of December 31, 2006 are as follows:

	Payments Due by Period
		One Year	2-3	4-5	More Than
Commercial and Contractual Obligations	Total	or Less	Years	Years	5 Years
	(In thousands of $)

Long term debt, including current maturities	$229,500	—	—	$229,500	—
Interest payments(1)	53,538	13,339	26,677	13,522	—
Ship management obligations(2)	54,067	19,297	30,342	4,428	—

Total	$337,105	$32,636	$57,019	$247,450	—

(1)	Refers to our expected interest payments over the term of our secured term loan facility after entering into swap arrangements at a fixed rate of 5.7325%.

(2)	Refers to our fixed daily operating costs for our Vessels under our ship management agreements with Northern Marine, which increase 5% annually. These costs are payable by us monthly in advance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk arising from changes in interest rates, primarily resulting from the floating rate of our borrowings. We use interest rate swaps to manage such interest rate risk. We have not entered into any financial instruments for speculative or trading purposes.

The borrowings under our $229.5 million secured term loan facility bear interest at a floating rate of LIBOR (reset quarterly) plus a margin of 0.75%. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 5.7325% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured term loan facility. The unrealized gain on the fair value of the interest rate swap agreement as of December 31, 2006 was $84,000.

At December 31, 2005, we had a $135 million outstanding on the secured term loan facility with The Royal Bank of Scotland plc. We entered into an interest rate swap agreement at the inception of the term loan facility that effectively fixed the interest rate under the facility at 5.7325%. The unrealized loss on the fair value of our interest rate swap at December 31, 2005 was $2.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARLINGTON TANKERS LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arlington Tankers Ltd.

We have audited the accompanying consolidated balance sheet of Arlington Tankers Ltd. and its subsidiaries (“the Company”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arlington Tankers Ltd. and its subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Moore Stephens PC

New York, New York
February 21, 2007

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

/s/ KPMG LLP

Stamford, Connecticut
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arlington Tankers Ltd.

We have audited the accompanying consolidated statements of operations and comprehensive income, changes in combined predecessor equity and shareholders’ equity and cash flows of Arlington Tankers Ltd. and its subsidiaries (“the Company”) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements of Arlington Tankers Ltd. and its subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with United States generally accepted accounting principles.

/s/ KPMG

Chartered Accountants
Hamilton, Bermuda
May 12, 2005

ARLINGTON TANKERS LTD.

Consolidated Balance Sheets as of
December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
	(In thousands of $, except share
	and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$3,210	$11,839
Short-term investments	13,000	2,500
Prepaid expenses and accrued income	208	283
Other receivables	979	1,601

Total current assets	17,397	16,223
Vessels, net	344,973	269,031
Deferred debt issuance cost	955	1,193
Interest rate swap agreement at fair value	84	—

Total assets	$363,409	$286,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,028	$2,399
Unearned charter revenue	2,261	2,237

Total current liabilities	3,289	4,636
Long term liabilities
Interest rate swap agreement at fair value	—	2,160
Long term debt	229,500	135,000

Total liabilities	232,789	141,796
Shareholders’ equity
Common shares, par value $0.01 per share, 60,000,000 shares authorized and 15,500,000 issued and outstanding as of December 31, 2006 and 2005	155	155
Preference shares, par value $0.01 per share, 4,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	125,590	138,038
Retained earnings	4,875	6,458

Total shareholders’ equity	130,620	144,651

Total liabilities and shareholders’ equity	$363,409	$286,447

See accompanying notes to these Consolidated Financial Statements.

ARLINGTON TANKERS LTD.

Consolidated Statements of Operations and Comprehensive Income for the years ended
December 31, 2006, 2005 and 2004

	Year Ended December 31,
	2006	2005	2004
	(In thousands of $, except share
	and per share amounts)

Operating revenues
Charter revenues	$69,435	$55,455	$59,602
Commission to Stena	—	—	(501)
Commission to others	—	—	(1,143)

Total operating revenues, net	69,435	55,455	57,958
Operating expenses
Vessel operating expenses, other	18,592	13,999	15,988
Vessel operating expenses, Stena	—	—	1,374
Vessel operating expenses, Concordia	—	—	213
Depreciation	16,058	12,411	11,421
Administrative expenses	2,679	2,494	1,676

Total operating expenses	37,329	28,904	30,672

Operating income	32,106	26,551	27,286

Other income (expenses)
Interest income	734	233	49
Interest expense, Concordia	—	—	(654)
Interest expense, Stena	—	—	(1,836)
Interest expense, Fram	—	—	(133)
Interest expense, other	(13,620)	(6,766)	(4,088)
Unrealized gain (loss) on interest rate swap	2,244	(2,160)	—
Net gain on termination of interest rate swap and debt facility	—	4,055	—
Other financial items	—	—	(273)

Other income (expenses), net	(10,642)	(4,638)	(6,935)

Net income	$21,464	$21,913	$20,351

Other comprehensive (loss) income
Net unrealized gain (loss) on derivative instrument during the year	—	(1,214)	1,214

Total other comprehensive (loss) income	—	(1,214)	1,214

Comprehensive income	$21,464	$20,699	$21,565

Earnings per common share — basic and diluted	$1.38	$1.41	$0.28 (1)

Weighted average number of shares outstanding — basic and diluted	15,500,000	15,500,000	15,500,000 (1)

(1)	As described further in Note 1, the Company completed its initial public offering on November 10, 2004. As a result, the weighted average number of shares outstanding reflects the period November 10, 2004 through December 31, 2004. In addition, the earnings per common share is also presented for the period November 10, 2004 through December 31, 2004, as the earnings for the period January 1, 2004 through November 9, 2004 accrued to the benefit of the predecessor shareholders.

See accompanying notes to these Consolidated Financial Statements.

ARLINGTON TANKERS LTD.

Consolidated Statements of Combined
Predecessor Equity and Shareholders’ Equity
for the years ended December 31, 2006, 2005 and 2004

	Year Ended December 31,
	2006	2005	2004
	(In thousands of $)

COMBINED PREDECESSOR EQUITY
Balance at the beginning of the year	$—	$—	$15,710
Net income attributable to predecessor shareholders	—	—	16,061
Contribution by predecessor shareholders	—	—	38,001
Distribution to predecessor shareholders	—	—	(69,772)

Total combined predecessor equity	$—		$—

SHAREHOLDERS’ EQUITY COMMON SHARES
Balance at the beginning of the year	$155	$155	$—
Shares issued	—	—	167
Repurchase of founder shares	—	—	(12)

Balance at the end of the year	155	155	155

ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the year	138,038	148,828	—
Contribution by shareholders(1)*	—	—	292,198
Dividend paid in excess of retained earnings	(12,448)	(10,790)	—
Deemed distribution to predecessor shareholders	—	—	(143,370)

Balance at the end of the year	125,590	138,038	148,828

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at the beginning of the year	—	1,214	—
Reclassification to earnings	—	(4,076)	152
Current period net changes in hedging transactions	—	2,862	1,062

Other comprehensive income/(loss)	—	(1,214)	1,214

Balance at the end of the year	—	—	1,214

RETAINED EARNINGS
Balance at the beginning of the year	6,458	4,290	—
Net income for 2006, 2005 and the period from November 10, 2004 through December 31, 2004	21,464	21,913	4,290
Dividends paid	(23,047)	(19,745)	—

Balance at the end of the year	4,875	6,458	4,290

Total shareholders’ equity	$130,620	$144,651	$154,487

(1)*	For 2004 the contribution by shareholders is shown net of underwriting discounts and commissions of $15.2 million and initial public offering expenses of $2.5 million.

See accompanying notes to these Consolidated Financial Statements.

ARLINGTON TANKERS LTD.

Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005 and 2004

	Year Ended December 31,
	2006	2005	2004
	(In thousands of $, except share and per share amounts)

Operating activities
Net income	$21,464	$21,913	$20,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,058	12,411	11,421
Realized gain from the termination of interest rate swap	—	(4,800)	—
Unrealized (gain)/loss on interest rate swap	(2,244)	2,160	—
Amortization of debt issuance costs	238	128	209
Write-off of debt issuance costs	—	665	—
Changes in operating assets and liabilities:
Prepaid expenses and accrued income	75	1,063	(1,138)
Other receivables	622	501	(1,896)
Accrued expenses and other current liabilities	(1,371)	1,076	833
Unearned revenue	24	197	2,040

Net cash provided by operating activities	34,866	35,314	31,820

Investing activities
Capital expenditure on vessels	(92,000)	—	(102,212)
Sale of short-term investments	23,900	—	—
Purchase of short-term investments	(34,400)	(2,500)	—

Net cash used in investing activities	(102,500)	(2,500)	(102,212)

Financing activities
Proceeds from long term debt	94,500	135,000	239,666
Repayment of long term debt	—	(135,000)	(146,000)
Dividend payments from retained earnings	(23,047)	(19,745)	—
Dividend payments from paid in capital	(12,448)	(10,790)	—
Proceeds from interest rate swap	—	4,800	—
Increase in debt issuance costs	—	(1,200)	(838)
(Decrease) in amounts due to Stena and Concordia	—	—	(127,706)
(Decrease) in amount due to Fram	—	—	(7,176)
Distribution to predecessor shareholder	—	—	(69,772)
Proceeds on issues of new shares	—	—	211,353
Deemed distribution to predecessor shareholders	—	—	(62,370)
Issue of share capital — founder shares	—	—	12
Repurchase of share capital — founder shares	—	—	(12)
Predecessor paid-in capital	—	—	38,001

Net cash provided by (used in) financing activities	59,005	(26,935)	75,158

Net increase/(decrease) in cash	(8,629)	5,879	4,766
Cash and cash equivalents at beginning of year	11,839	5,960	1,194

Cash and cash equivalents at end of year	$3,210	$11,839	$5,960

Supplemental Cash Flow Information
Interest paid	$13,190	$6,735	$6,711

As described in Note 1, the Company completed its initial public offering on November 10, 2004 by issuing and selling 11,450,000 common shares, par value $0.01 per share, at a price to the public of $20 per share, raising gross proceeds (before underwriting discounts and commissions of $15.2 million and initial public offering expenses of $2.5 million) of $229 million. Simultaneously, the Company issued a total of 4,050,000 common shares at a price of $20 per share to Stena, Concordia and Fram, for total consideration of $81 million, as part of the settlement of the purchase price of the Vessels acquired. On acquisition of the Vessels, the excess of the purchase price over the historical book value at which the predecessor shareholders carried the Vessels on their books was considered a deemed distribution of $143.3 million to those predecessor shareholders.

See accompanying notes to these Consolidated Financial Statements.

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements
December 31, 2006, 2005 and 2004

NOTE 1.	GENERAL

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

On January 5, 2006, the Company entered into a series of agreements with certain Stena subsidiaries, Stena Bulk, Northern Marine Management Ltd. (“Northern Marine”), and Stena Maritime (the “Stena Parties”), pursuant to which the Company, through wholly owned subsidiaries, purchased from subsidiaries of Stena Maritime two Product tankers known as the Stena Concept and the Stena Contest (the “Additional Vessels”) for a purchase price per Additional Vessel of $46,000,000. In connection with the acquisition of the Additional Vessels, the Company and the Stena Parties also entered into certain related agreements with the Stena Parties and amended certain of our agreements with the Stena Parties related to the Initial Vessels. At the closing of this acquisition, the Company’s subsidiaries that purchased the Additional Vessels and Stena Bulk entered into new time charter party agreements with respect to the Additional Vessels. Under the new time charter parties, which are substantially similar to the time charter parties that the Company’s subsidiaries have entered into for the Initial Vessels, the Company’s subsidiaries that purchased the Additional Vessels time chartered the Additional Vessels to Stena Bulk for an initial period of

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

three years at the fixed daily Basic Hire without any Additional Hire provision. At the end of the initial three-year period, both the Company and Stena Bulk have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months, at the fixed daily Basic Hire. If Stena Bulk exercises this option, there will be an Additional Hire provision during the 30-month period. If the Company exercises this option, there will be no Additional Hire arrangement. Furthermore, if Stena Bulk exercises the 30-month option, there will be two additional one-year options, exercisable by Stena Bulk, at the fixed daily Basic Hire set forth below, but without an Additional Hire provision.

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

Based on their filings with the SEC, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of the Company’s outstanding common shares.

The Company’s eight vessels (the “Vessels”) are currently owned by eight wholly-owned subsidiaries of the Company (each, a “Vessel Subsidiary”). The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel.

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

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

Effective November 10, 2004 for the Initial Vessels and January 5, 2006 for the Additional Vessels, the Company has chartered the Vessels to subsidiaries of Stena and Concordia (the “Charterers”) under three, four and five-year fixed rate charters, increasing annually by an amount equal to the annual increase in the fees under the Company’s ship management agreements. Under the charters, in addition to the fixed rate Basic Hire, each Vessel has the possibility of receiving Additional Hire from the Charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. Additional Hire is not guaranteed except Additional Hire related to the Sun International sub-charters, and correlates to weighted average historical voyage rates for the specified routes. The charters contain three one-year options on the part of the Charterers to extend the terms of the charters. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the charters.

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

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

The following table sets forth the daily Basic Hire for the Initial Vessels.

	Stena
	Vision,
	Stena	Stena	Stena	Stena	Stena
	Victory	Compatriot	Companion	Consul	Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)

Nov. 11, 2005 — Nov. 10, 2006	$36,075	$17,688	$17,688	$15,765	$15,765
Nov. 11, 2006 — Nov. 10, 2007	36,469	17,989	17,989	16,043	16,043
Nov. 11, 2007 — Nov. 10, 2008	36,882	18,306	18,306	16,335	16,335
Nov. 11, 2008 — Nov. 10, 2009(1)	37,316	18,639	18,639	16,642	16,642
Nov. 11, 2009 — Nov. 10, 2010(2)	37,772	18,989	18,989	16,964	16,964
Nov. 11, 2010 — Nov. 10, 2011(3)	38,251	19,356	19,356	17,303	17,303
Nov. 11, 2011 — Nov. 10, 2012	38,753	19,741	—	17,658	—
Nov. 11, 2012 — Nov. 10, 2013	—	20,145	—	18,031	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX Tankers, Stena Vision and Stena Victory. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.

The following table sets forth the daily Basic Hire for the Additional Vessels that the Company acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)

January 5, 2006 — January 4, 2007	$19,765
January 5, 2007 — January 4, 2008	20,043
January 5, 2008 — January 4, 2009	20,335
January 5, 2009 — January 4, 2010(1)	17,942
January 5, 2010 — January 4, 2011	18,264
January 5, 2011 — July 4, 2011	18,603
July 5, 2011 — July 4, 2012(2)	21,158
July 5, 2012 — July 4, 2013	21,531

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either the Company or the Charterers may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the Charter for this 30-monthly period, the Company would be eligible to earn Additional Hire in addition to Basic Hire. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters if either one of the Charterers exercises the option described in Footnote 1 above. The Company would not be eligible to earn Additional Hire over the term of such extensions. There can be no assurance that the Charterer will exercise any option.

In addition to the Basic Hire, the Charterers may pay the Company quarterly in arrears an Additional Hire payment for the Initial Vessels. Under the charters, the Additional Hire, if any, in respect of each Initial Vessel, is payable on the 25th day following the end of each calendar quarter.

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

The Additional Hire, if any, payable in respect of an Initial Vessel, other than the V-MAX tankers as described below, for any calendar quarter is an amount equal to 50% of the weighted average hire, calculated as described below, for the quarter after deduction of the Basic Hire in effect for that quarter. The weighted average hire is a daily rate equal to the weighted average of the following amounts:

•	a weighted average of the time charter hire per day received by the Charterer for any periods during the calculation period, determined as described below, that the Initial Vessel is sub-chartered by the Charterer under a time charter, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of such time charter hire and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of such time charter hire; and

•	the time charter equivalent hire for any periods during the calculation period that the Vessel is not sub-chartered by the Charterer under a time charter.

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

The sub-charter rate that Concordia receives from Sun International is greater than the Basic Hire rate that we receive from Concordia. Therefore, we earn Additional Hire revenue while the V-MAX vessels are sub-chartered to Sun International. The Additional Hire revenue associated with the Sun International sub-charters is guaranteed, meaning that we are paid the Additional Hire revenue by Concordia whether or not the two V-MAX vessels are in service during the term of the Sun International sub-charters. In the case of the current sub-charters with Sun International, we receive guaranteed Additional Hire equal to the difference between the amount paid by Sun International under its sub-charters with Concordia and the Basic Hire rate in effect, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of the charterhire received by the Charterer and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of the charterhire received by the Charterer.

The sub-charter with Sun International is due to expire within 30 days of June 30, 2007 for the Stena Vision and within 30 days of September 30, 2007 for the Stena Victory. For a portion of the current Sun International sub-charter of the Stena Vision, the vessel has not been in service to Sun International due to the required repair of a reduction gear on the vessel. As a result, Sun International may elect to extend the term of the sub-charter arrangement beyond the expiration of the original term of the sub-charter. If Sun International elects to extend the sub-charter for the Stena Vision, we expect that vessel to be under sub-charter to Sun International until approximately June 2008.

Immediately following the expiration of each sub-charter with Sun International, the applicable V-MAX tanker will commence operating under a new two-year sub-charter agreement between Concordia and LukOil International Trading and Supply Company, which we refer to as Litasco. The sub-charter rate that Concordia will receive from Litasco is greater than the Basic Hire rate that we will receive from Concordia. Therefore, we expect to earn Additional Hire revenue while the V-MAX vessels are under the Litasco sub-charters. We will continue to earn guaranteed Basic Hire from Concordia. Additional Hire for the V-MAX tankers under the Litasco sub-charters will be based on the time charter hire received by Concordia under the sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire revenues under the Litasco sub-charters are not guaranteed, meaning that we will earn Additional Hire only when the vessels are in service. In the event that the V-MAX tankers are off-hire, we will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Litasco sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, we expect the V-MAX tankers to generate Additional Hire

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

revenues of approximately $700,000 per quarter in addition to the guaranteed Basic Hire levels, once the Litasco sub-charters commence.

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

The daily base operating costs, which are payable by the Company monthly in advance, for each charter year are set forth below. For the Initial Vessels, the first charter year commenced on November 10, 2004 and ended on November 10, 2005. Each subsequent charter year will begin on November 11 of the applicable year and end on the subsequent November 10. For the Additional Vessels, the first charter year commenced on January 5, 2006 and ended on January 4, 2007. Each subsequent charter year will begin on January 5 of the applicable year and end on the subsequent January 4. If the charter extension option is exercised, the final six months of the 30-month term will expire on July 4, 2011. If subsequent extension options are exercised, charter years will begin on July 5 and end on July 4.

The following table sets forth the daily base operating costs for the Initial Vessels.

	Stena
	Vision,
	Stena	Stena	Stena	Stena	Stena
	Victory	Compatriot	Companion	Consul	Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)

Nov. 11, 2005 — Nov. 10, 2006	$7,875	$6,038	$6,038	$5,565	$5,565
Nov. 11, 2006 — Nov. 10, 2007	8,269	6,339	6,339	5,843	5,843
Nov. 11, 2007 — Nov. 10, 2008	8,682	6,656	6,656	6,135	6,135
Nov. 11, 2008 — Nov. 10, 2009(1)	9,116	6,989	6,989	6,442	6,442
Nov. 11, 2009 — Nov. 10, 2010(2)	9,572	7,339	7,339	6,764	6,764
Nov. 11, 2010 — Nov. 10, 2011(3)	10,051	7,706	7,706	7,103	7,103
Nov. 11, 2011 — Nov. 10, 2012	10,553	8,091	—	7,458	—
Nov. 11, 2012 — Nov. 10, 2013	—	8,495	—	7,831	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX Tankers. There can be no assurance that the Charterer will exercise any option.

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.

The following table sets forth the daily base operating costs for the Additional Vessels that the Company acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)

January 5, 2006 — January 4, 2007	$5,565
January 5, 2007 — January 4, 2008	5,843
January 5, 2008 — January 4, 2009	6,135
January 5, 2009 — January 4, 2010(1)	6,442
January 5, 2010 — January 4, 2011	6,764
January 5, 2011 — July 4, 2011	7,103
July 5, 2011 — July 4, 2012(2)	7,458
July 5, 2012 — July 4, 2013	7,831

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either the Company or the Charterers may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the charter for this 30-monthly period, the Company would be eligible to earn Additional Hire in addition to Basic Hire. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters if either one of the Charterers exercises the option described in Footnote 1 above. The Company will not be eligible to receive Additional Hire over these periods. There can be no assurance that the Charterer will exercise any option.

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

For the years ended December 31, 2006 and December 31, 2005, the consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries as an independent company.

For the year ended December 31, 2004, the consolidated financial statements include the predecessor combined carve-out financial statements of Concordia and Stena for the period January 1, 2004 through

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

November 9, 2004 and the results of operations of the Company and its wholly owned subsidiaries for the 51 days from November 10, 2004 through December 31, 2004 during which the Company operated as an independent company.

For the period from January 1, 2004 through November 9, 2004, the predecessor combined carve-out financial statements presented herein have been carved out of the financial statements of Concordia and Stena. The predecessor combined carve-out financial statements include the assets and liabilities, the results of operations and cash flows related to the Vessels for such periods. The predecessor combined carve-out financial statements are prepared in accordance with accounting principles generally accepted in the United States.

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

Comprehensive income

Comprehensive income is defined as the change in the Company’s equity during the year from transactions and other events and circumstances from nonowner sources. Comprehensive income of the Company includes not only net income but also unrealized gains or losses on derivative instruments used in cash flow hedges of future variable-rate interest payments on the Company’s debt (see Note 8 and Note 9). Such items are reported as accumulated other comprehensive income (loss), a separate component of shareholders’ equity, until such time as the amounts are included in net income.

Commissions

Commissions are expensed in the same period as time charter revenues are recognized. Commissions are deducted from charter revenues. There are no commissions associated with the time charters to Stena and Concordia effective November 10, 2004 and January 5, 2006 described in Note 1.

Cash and cash equivalents and short-term investments

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash and cash equivalents. The Company considers all demand and time deposits and all highly liquid investments with an original maturity of greater than three months as of the date of purchase to be short-term investments. Cash and cash equivalents of $3.2 million and short-term investments of $13.0 million at December 31, 2006 and $3.0 million and short-term investments of $2.5 million at December 31, 2005 are pledged as described in Note 8 and are held at a single financial institution with a

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

Standard & Poor’s rating of A+. The carrying value of cash and cash equivalents and short-term investments approximates its fair value.

Foreign currency

The functional currency of the Company and each of the Vessel Subsidiaries is the U.S. dollar.

Monetary assets and liabilities denominated in foreign currencies are translated at the year end exchange rates. Foreign currency revenues and expenses are translated at transaction date exchange rates. Exchange gains and losses are included in the determination of net income. In 2006 and 2005 there were no foreign currency exchange gains and losses

Income taxes

The Company is incorporated in Bermuda. Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received written assurance from the Minister of Finance in Bermuda that, in the event of any such taxes being imposed, the Company will be exempted from taxation until the year 2016.

Vessels, net

The cost of the Vessels less estimated salvage value is depreciated on a straight-line basis over their estimated useful lives of 25 years.

Spare parts inventories are stated at cost. The cost of spare parts is expensed at the time when the spare part is put in use. The Company held no spare parts inventory at December 31, 2006 and 2005.

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

Drydocking provisions

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled intermediate surveys or special surveys necessary to preserve the quality of our Vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that the Vessels will undergo intermediate surveys 2.5 years after special surveys and that the Vessels will undergo special surveys every five years. During 2006, two Vessels completed special surveys and four Vessels completed intermediate surveys. Under the terms of our Vessel management agreements with Northern Marine, the cost of these intermediate and special surveys is covered by the vessel management fees that the Company pays to Northern Marine. During the duration of these intermediate and special surveys, the Company will not have the opportunity to earn Additional Hire revenues from profit-sharing arrangements with Stena.

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

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

Fair value of financial instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair values for all financial instruments, both on- and off-balance-sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of December 31, 2006 and 2005.

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

In June 2006, the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for us will be the year ending December 31, 2007. We do not believe that the adoption of FIN 48 will have a material impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. SFAS 157 will be effective for us beginning in fiscal 2008. We are currently evaluating the impact SFAS 157 will have on our financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a “rollover” method, which focuses primarily on the income statement impact of misstatements, and the “iron curtain” method, which focuses primarily on the balance sheet impact of misstatements. The effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a material misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a material misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that after application of various approaches for assessing materiality of a misstatement in current period financial statements and consideration of all relevant quantitative and qualitative factors, a misstatement is determined to be material. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on our results of financial operations or financial position.

NOTE 4.	CHARTER REVENUES

The minimum future revenues to be received by the Company under time charters for the six vessels in effect as of December 31, 2006 is $180.8 million, which represents the committed time charter income under the time charters in effect between the Company and Stena that expire November 2008, January 2009, November 2009 and November 2010. Below is a summary of the minimum future revenues by year:

Minimum Future
Year	Charter Revenue
(In thousands of
$)

2007	$67,456
2008	65,548
2009	36,509
2010	11,289

NOTE 5.	OTHER RECEIVABLES

	December 31,	December 31,
	2006	2005
	(In thousands of $)

Additional hire revenue due from the Charterers	$979	$1,601

	$979	$1,601

As of December 31, 2006 and December 31, 2005 other receivables represent amounts due under the Additional Hire profit share arrangement. These amounts are calculated quarterly in arrears.

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 6.	VESSELS, NET

	December 31,	December 31,
	2006	2005
	(In thousands of $)

Vessels
Cost	$402,426	$310,426
Accumulated depreciation	(57,453)	(41,395)

Vessels, net	$344,973	$269,031

On January 5, 2006, the Company completed the purchase from subsidiaries of Stena Maritime two Product tankers known as the Stena Concept and the Stena Contest (the “Additional Vessels”) from subsidiaries of Stena Maritime for a purchase price per vessel of $46,000,000.

The vessels are pledged as described in Note 8.

There have been no drydocking costs capitalized through December 31, 2006.

NOTE 7.	DEFERRED DEBT ISSUANCE COST

Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in other interest expense. As of December 31, 2006 and December 31, 2005 the balance relates entirely to the Company’s $229.5 million secured term loan facility. Deferred debt issuance cost is comprised of the following amounts.

	December 31,	December 31,
	2006	2005
	(In thousands of $)

Debt arrangement fees	$1,200	$1,200
Accumulated amortization	(245)	(7)

Deferred debt issuance cost	$955	$1,193

Amortization expense relating to the Royal Bank of Scotland deferred debt issuance costs during 2006 and 2005 amounted to $238,000 and $7,000, respectively.

NOTE 8.	DEBT

	December 31,	December 31,
	2006	2005
	(In thousands of $)

Secured term loan facility	$229,500	$135,000
Total debt	$229,500	$135,000

As of December 31, 2006 the Company had $229.5 million in debt under its term loan facility outstanding. On December 12, 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provided for a term loan facility of $229.5 million. The term loan agreement is secured by first priority mortgages over each of the eight Vessels, assignment of earnings and insurances and the Company’s rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly owned subsidiaries and a charge over certain of the Company’s bank accounts.

The term loan agreement matures on January 5, 2011.  All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

would increase to 85 basis points if the ratio of the fair value of the Company’s vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, Arlington has entered into an interest rate swap agreement with the Royal Bank of Scotland plc. As a result of this swap, the Company has fixed the interest rate on the term loan agreement at 5.7325%.

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

As of December 31, 2005 the Company had $135 million in debt outstanding under its term loan facility with The Royal Bank of Scotland plc. Arlington completed the refinancing of a debt facility with Fortis Bank N.V. for $135 million indebtedness in December 2005.

The carrying value of long term debt approximates the fair value due to the secured term loan facility’s floating rate terms.

NOTE 9.	FINANCIAL INSTRUMENTS

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

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

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

In December 2005, the Company entered into a new $229.5 million secured debt facility. On December 21, 2005 the Company completed an initial draw down of $135 million to repay its prior credit facility. In conjunction with the new debt facility, the Company entered into an interest rate swap to change the characteristics of the interest payments on its secured debt facility from LIBOR to a fixed rate of 5.7325%. The interest rate swap agreement was not designated as a cash flow hedge pursuant to SFAS No. 133 and accordingly, changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at December 31, 2005 was a liability of $2.160 million and the Company recorded the non-cash decrease in the fair value the interest rate swap as an unrealized loss in 2005. The fair value of the swap at December 31, 2006 was an asset of $84,000. Accordingly, the Company recorded the non-cash increase in the fair value the interest rate swap of $2.244 million in earnings as an unrealized gain in 2006. The fair market value of our interest rate swap will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate swap will decrease which will result in an additional unrealized loss in current earnings. If the implied forward interest rate curve increases, the fair market value of the interest rate swap will increase which will result in a reduction of the unrealized loss in current earnings. If the implied forward interest rate curves increase above the fixed rate of 5.7325%, the fair market value of the swap will increase and result in an unrealized gain on the swap. In either case, changes in the unrealized gain or loss as a result of fluctuations in the fair value of the interest rate swap did not impact the Company’s cash dividend payments.

In December 2005, the Company terminated its $135 million credit facility with Fortis Bank N.V. and the corresponding interest rate swaps. The Company received a cash payment of $4.8 million as a result of terminating its interest rate swaps. In conjunction with the termination of the interest rate swaps, the Company incurred costs of approximately $745,000, primarily associated with the write-off of deferred debt issuance costs, resulting in a net realized gain in the fourth quarter of 2005 related to the termination of the interest rate swaps of $4.1 million.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. For the year ended December 31, 2006 the Company had $267,000 of reclassifications to decrease interest expense. For the year ended December 31, 2005, the Company had $724,000 of reclassifications to increase interest expense. These reclassifications did not impact the Company’s obligation under its debt facilities however, these amounts represent the net payments made under the swap agreements that represent interest expense paid in excess of the variable interest incurred and paid under the debt facility. The following table summarizes interest expense incurred under the Company’s debt facilities and interest rate swap agreements for the years ended December 31, 2006 and December 31, 2005, exclusive of amortized debt issue costs and other interest costs:

	2006	2005
	($ in thousands)

Interest related to floating rate debt facility	$13,457	$5,861
Interest related to fixed rate swap agreement	(267)	724

Total interest incurred under debt facility and interest rate swap	$13,190	$6,585

The Company received a cash settlement of $4.8 million in December 2005 and reclassified this gain as a component of the net gain on the termination of the interest rate swaps and debt facility on the statement of operations.

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

Except for these interest rate swaps, the Company had no other outstanding derivative instruments as of December 31, 2006 and December 31, 2005.

The Company is exposed to credit loss in the event of non-performance by the counter-parties to its swap contracts. The Company minimizes its credit risk on these transactions by endeavoring to only deal with credit-worthy financial institutions, and therefore the Company views the risk of non-performance by the counter-parties as low.

NOTE 10.	SHARE CAPITAL

As of December 31, 2006 and December 31, 2005, the Company’s authorized share capital is comprised of 60,000,000 common shares, par value $0.01 per share, and 4,000,000 undesignated preference shares, par value $0.01 per share. On July 22, 2005 at the Company’s Annual General Meeting of Shareholders, shareholders approved an increase in the number of authorized share capital by 40,000,000 common shares, par value $0.01 per share. The shareholders also approved a resolution to reduce our share premium account by transferring certain proceeds from the issuance of 15,500,000 of our common shares, which equaled $309,845,000, to our contributed surplus account.

As of December 31, 2006 and December 31, 2005, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no preference shares issued and outstanding.

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

NOTE 11.	COMMITMENTS AND CONTINGENCIES

	December 31,	December 31,
	2006	2005
	(In thousands of $)

Ship mortgages	$229,500	$135,000

As of December 31, 2006, ship mortgages represent first mortgages on the eight Vessels as collateral for amounts outstanding under the $229.5 million secured term loan facility with The Royal Bank of Scotland plc. with a maturity date of January 11, 2011.

As of December 31, 2005, ship mortgages represent first mortgages on the six Vessels as collateral for amounts outstanding under the secured credit facility with a group of banks lead by Fortis Bank N.V. which had a maturity date of November 9, 2009, but was terminated and paid in December 2005.

The minimum future Vessel operating expenses to be paid by the Company under the ship management agreements in effect as of December 31, 2006 that expire in November 2008, January 2009, November 2009, and

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

November 2010 and which increase 5% per year on November 9th for six vessel and on January 5th for two vessels is $54.1 million. Below is a summary by year of the minimum future Vessel operating expenses:

Minimum Future
Vessel Operating
Year	Expenses
(In thousands of $)

2007	$19,297
2008	19,631
2009	10,711
2010	4,428

The Company has guaranteed the obligations of each of its subsidiaries under the charters and ship management agreements described in Note 1.

The Company has entered into a registration rights agreement with subsidiaries of Concordia and Stena and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of December 31, 2006 the Company has not incurred any costs under this agreement.

NOTE 12.	RELATED PARTY TRANSACTIONS

As described in Note 1, the Company was formed for the purpose of acquiring six Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004 as also described in Note 1. In addition, on January 5, 2006 the Company completed the purchase of two additional vessels from Stena. Prior to these dates, the Vessels were traded in the spot market. As explained in Note 1, the Company has entered into time charter arrangements for all eight of its Vessels with subsidiaries of Stena and Concordia through 2008, 2009 and 2010. The revenue received from Stena and Corcordia in 2006 and 2005 under these contracts were $69.4 million and $55.5 million, respectively.

The Company has also entered into ship management arrangements with a subsidiary of Stena through 2008, 2009, and 2010. The amounts charged by a Stena subsidiary under this agreement in 2006, 2005, and 2004 were $18.6 million, $14.0 million, and $1.9 million, respectively.

Stena has agreed to guarantee the payment of amounts due to the Company by Northern Marine under the ship management agreements as a result of off-hire or reduced hire of the vessels. In addition, if the Company terminates its ship management agreements with Northern Marine because Northern Marine has failed to perform its obligations under such agreements, Stena has agreed to provide a replacement ship manager to perform the obligations set forth in the ship management agreements on the same terms and for the same fixed amount payable to Northern Marine.

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

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

NOTE 13.	SUBSEQUENT EVENTS

On January 30, 2007, the Company declared a dividend of $8,835,000 or $0.57 per share, and paid that dividend on February 12, 2007 to shareholders of record as of February 9, 2007.

NOTE 14.	QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for fiscal year 2006 were as follows:

		Quarterly Financial Data
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
		(Unaudited)
	($ in thousands, except per share data)

Revenues	$17,244	$17,259	$17,600	$17,332
Operating expenses	(9,440)	(9,206)	(9,197)	(9,485)
Other income (expense), net	1,025	(330)	(8,366)	(2,972)

Net income	8,829	7,723	37	4,875

EPS basic and diluted	$0.57	$0.50	$0.00	$0.31
Dividend declared per share	$0.57	$0.58	$0.60	$0.57

Quarterly financial data for fiscal year 2005 were as follows:

		Quarterly Financial Data
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
		(Unaudited)
	($ in thousands, except per share data)

Revenues	$14,292	$13,538	$13,322	$14,302
Operating expenses	(6,857)	(7,027)	(6,937)	(8,081)
Other income (expense), net	(1,623)	(1,623)	(1,630)	238

Net income	5,812	4,888	4,755	6,459

EPS basic and diluted	$0.38	$0.32	$0.31	$0.42
Dividend declared per share	$0.39	$0.55	$0.53	$0.50

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

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our co-chief executive officers and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our co-chief executive officers and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of Arlington Tankers is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2006 using the criteria established in Internal Control — Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 and concluded that the Company’s internal control over financial reporting were effective as of December 31, 2006.

The Company’s independent registered public accounting firm, Moore Stephens PC, has issued an audit report on our assessment of the Company’s internal control over financial reporting, included as “Item 9A(d)”.

(c) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Arlington Tankers Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting “(Item 9A.(b))”, that Arlington Tankers Ltd. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arlington Tankers Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Arlington Tankers Ltd. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Arlington Tankers, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arlington Tankers Ltd. and its subsidiaries as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended. Our report dated February 21, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Moore Stephens PC
New York, New York
February 21, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement for our 2007 Annual General Meeting, which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Certain information required by this Item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item will appear under the headings “Proposal 1 — Election of Director”, “Corporate Governance” and “Executive Compensation” in the proxy statement for our 2007 Annual General Meeting, which sections are incorporated herein by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K will be contained in the proxy statement for our 2007 Annual General Meeting under the captions “Corporate Governance — Compensation of Directors,” and “Executive Compensation,” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be disclosed by this Item will be contained in the proxy statement for our 2007 Annual General Meeting under the caption “Executive Compensation,” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this Item will be contained in the proxy statement for our 2007 Annual General Meeting under the caption “Certain Relationships and Related Transactions,” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item will be contained in the proxy statement for our 2007 Annual General Meeting under the caption “Independent Registered Public Accounting Firm’s Fees and Other Matters” and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

For a list of the financial information included herein, see “Index to Financial Statements” on page 46 of this report.

(a)(2) Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(a)(3) List of Exhibits.

The list of Exhibits filed as a part of this annual report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2007.

ARLINGTON TANKERS LTD.

By:	/s/ Arthur L. Regan
Name:     Arthur L. Regan

Title:	President and Co-Chief Executive Officer

By:	/s/ Edward Terino
Name:     Edward Terino

Title:	Co-Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arthur L. Regan Arthur L. Regan	President and Co-Chief Executive (Principal Executive Officer)	March 16, 2007

/s/ Edward Terino Edward Terino	Co-Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)	March 16, 2007

/s/ Michael K. Drayton Michael K. Drayton	Director and Chairman of the Board	March 16, 2007

/s/ Dr. E. Grant Gibbons Dr. E. Grant Gibbons	Director	March 16, 2007

/s/ Stephen O. Jaeger Stephen O. Jaeger	Director and Deputy Chairman	March 16, 2007

EXHIBIT INDEX

Exhibit	Description of
Number	Exhibit

3.1(1)	Memorandum of Association
3.2(1)	Bye-laws
4.1(1)	Form of Common Share Certificate
4.2(1)	Registration Rights Agreement
10.1(1)	US $135,000,000 Secured Loan Facility Agreement
10.2.1(1)	Memorandum of Agreement for sale of Stena Companion
10.2.2(1)	Memorandum of Agreement for sale of Stena Compatriot
10.2.3(1)	Memorandum of Agreement for sale of Stena Concord
10.2.4(1)	Memorandum of Agreement for sale of Stena Consul
10.2.5(1)	Memorandum of Agreement for sale of Stena Victory
10.2.6(1)	Memorandum of Agreement for sale of Stena Vision
10.2.7(5)	Memorandum of Agreement for sale of Stena Concept
10.2.8(5)	Memorandum of Agreement for sale of Stena Contest
10.3.1(1)	Time Charter Party for Stena Companion
10.3.2(2)	Amendment No. 1 to Time Charter Party for Stena Companion
10.3.3(5)	Amendment No. 2 to Time Charter Party for Stena Companion
10.3.4(1)	Time Charter Party for Stena Compatriot
10.3.5(2)	Amendment No. 1 to Time Charter Party for Stena Compatriot
10.3.6(6)	Amendment No. 2 to Time Charter Party for Stena Compatriot
10.3.7(1)	Time Charter Party for Stena Concord
10.3.8(2)	Amendment No. 1 to Time Charter Party for Stena Concord
10.3.9(6)	Amendment No. 2 to Time Charter Party for Stena Concord
10.3.10(1)	Time Charter Party for Stena Consul
10.3.11(2)	Amendment No. 1 to Time Charter Party for Stena Consul
10.3.12(6)	Amendment No. 2 to Time Charter Party for Stena Consul
10.3.13(1)	Time Charter Party for Stena Victory
10.3.14(2)	Amendment No. 1 to Time Charter Party for Stena Victory
10.3.15(1)	Time Charter Party for Stena Vision
10.3.16(2)	Amendment No. 1 to Time Charter Party for Stena Vision
10.4.1(1)	Ship Management Agreement for Stena Companion
10.4.2(2)	Amendment No. 1 to Ship Management Agreement for Stena Companion
10.4.3(6)	Amendment No. 2 to Ship Management Agreement for Stena Companion
10.4.4(1)	Ship Management Agreement for Stena Compatriot
10.4.5(2)	Amendment No. 1 to Ship Management Agreement for Stena Compatriot
10.4.6(6)	Amendment No. 2 to Ship Management Agreement for Stena Compatriot
10.4.7(1)	Ship Management Agreement for Stena Concord
10.4.8(2)	Amendment No. 1 to Ship Management Agreement for Stena Concord
10.4.9(6)	Amendment No. 2 to Ship Management Agreement for Stena Concord
10.4.10(1)	Ship Management Agreement for Stena Consul
10.4.11(2)	Amendment No. 1 to Ship Management Agreement for Stena Consul
10.4.12(6)	Amendment No. 2 to Ship Management Agreement for Stena Consul

Exhibit	Description of
Number	Exhibit

10.4.13(1)	Ship Management Agreement for Stena Victory
10.4.14(2)	Amendment No. 1 to Ship Management Agreement for Stena Victory
10.4.15(6)	Amendment No. 2 to Ship Management Agreement for Stena Victory
10.4.16(1)	Ship Management Agreement for Stena Vision
10.4.17(2)	Amendment No. 1 to Ship Management Agreement for Stena Vision
10.4.18(6)	Amendment No. 2 to Ship Management Agreement for Stena Vision
10.4.19(6)	Ship Management Agreement for Stena Concept
10.4.20(6)	Ship Management Agreement for Stena Contest
10.5.1(1)	Stena Guaranty of Time Charter for Stena Companion
10.5.2(1)	Stena Guaranty of Time Charter for Stena Compatriot
10.5.3(1)	Stena Guaranty of Time Charter for Stena Concord
10.5.4(1)	Stena Guaranty of Time Charter for Stena Consul
10.5.5(6)	Stena Guaranty of Time Charter for Stena Concept
10.5.6(6)	Stena Guaranty of Time Charter for Stena Contest
10.5.7(1)	Concordia Guaranty of Time Charter for Stena Victory
10.5.8(1)	Concordia Guaranty of Time Charter for Stena Vision
10.6.1(1)	Stena Standby Charter Agreement for Stena Victory
10.6.2(1)	Stena Standby Charter Agreement for Stena Vision
10.7.1(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Companion
10.7.2(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Compatriot
10.7.3(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concord
10.7.4(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Consul
10.7.5(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Victory
10.7.6(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Vision
10.7.8(6)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concept
10.7.9(6)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Contest
10.8.1(1)	Arlington Guaranty of Time Charter for Stena Companion
10.8.2(1)	Arlington Guaranty of Time Charter for Stena Compatriot
10.8.3(1)	Arlington Guaranty of Time Charter for Stena Concord
10.8.4(1)	Arlington Guaranty of Time Charter for Stena Consul
10.8.5(1)	Arlington Guaranty of Time Charter for Stena Victory
10.8.6(1)	Arlington Guaranty of Time Charter for Stena Vision
10.8.7(6)	Arlington Guaranty of Time Charter for Stena Concept
10.8.8(6)	Arlington Guaranty of Time Charter for Stena Contest
10.9.1(1)	Arlington Guaranty of Ship Management Agreement for Stena Companion
10.9.2(1)	Arlington Guaranty of Ship Management Agreement for Stena Compatriot
10.9.3(1)	Arlington Guaranty of Ship Management Agreement for Stena Concord
10.9.4(1)	Arlington Guaranty of Ship Management Agreement for Stena Consul
10.9.5(1)	Arlington Guaranty of Ship Management Agreement for Stena Victory
10.9.6(1)	Arlington Guaranty of Ship Management Agreement for Stena Vision
10.9.7(6)	Arlington Guaranty of Ship Management Agreement for Stena Concept
10.9.8(6)	Arlington Guaranty of Ship Management Agreement for Stena Contest

Exhibit	Description of
Number	Exhibit

10.10.1(5)	Loan Agreement, dated 12 December 2005, between Arlington Tankers Ltd. and The Royal Bank of Scotland plc.
10.11(3)	Letter Agreement, dated July 1, 2005, between Arlington Tankers Ltd. and Tara Railton
10.12.1(4)*	Change in Control Agreement between Arlington Tankers Ltd. and Arthur L. Regan, dated October 24, 2005
10.12.2(4)*	Change in Control Agreement between Arlington Tankers Ltd. and Edward Terino, dated October 24, 2005
10.13(7)	Arlington Tankers Ltd. 2006 Bonus Plan
12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges
14.1	Code of Business Conduct and Ethics
21.1(8)	Subsidiaries
23.1	Consent of Moore Stephens P.C. (Independent Registered Public Accounting Firm)
23.2	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
23.3	Consent of KPMG Chartered Accountants of Bermuda (Independent Registered Public Accounting Firm)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

(1)	Incorporated herein by reference from the Registrant’s Registration Statement on Form F-1, filed on October 21, 2004 (File No. 333-119869).

(2)	Incorporated herein by reference from the Registrant’s Annual Report on Form 20-F, filed on June 6, 2005 (File No. 001-32343).

(3)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-32343).

(4)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, filed on October 27, 2005 (File No. 001-32343).

(5)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, filed on December 16, 2005 (File No. 001-32343).

(6)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, filed on January 11, 2006 (File No. 001-32343).

(7)	Incorporated herein by reference from the Registrant’s Current Report on Form 8-K, filed on October 25, 2006 (File No. 001-32343).

(8)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, filed on March 13, 2006 (File No. 001-32343).

*	Management contracts and compensatory plan or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.