Form 10-Q
period 2007-03-31
Arlington Tankers Ltd.
filed 2007-05-10
CIK 1305507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
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
THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 7, 2007_: Common Stock, par value $0.01 per share: 15,500,000 shares

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and 2006

Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the three months ended March 31, 2007

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006

Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits

SIGNATURES
EXHIBIT INDEX
EX-12.1 STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO AND CFO

Item 1. Financial Statements
     Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S.$” or “$” are to United States dollars.
ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2007	2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,028	$3,210
Short-term investments	6,000	13,000
Other receivables	514	979
Prepaid expenses and accrued income	281	208

Total current assets	16,823	17,397
NONCURRENT ASSETS:
Vessels, net	341,196	344,973
Deferred debt issuance costs	896	955
Interest rate swap at fair value	—	84

Total noncurrent assets	342,092	346,012

TOTAL ASSETS	$358,915	$363,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$601	$1,028
Unearned charter revenues	2,188	2,261

Total current liabilities	2,789	3,289
NONCURRENT LIABILITIES:
Interest rate swap agreement at fair value	992	—
Long-term debt	229,500	229,500

TOTAL LIABILITIES	233,281	232,789
SHAREHOLDERS’ EQUITY:
Preference shares, $0.01 par value per share, 4,000,000 authorized, none issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value per share; 60,000,000 authorized; 15,500,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	155	155
Additional paid-in capital	121,630	125,590
Retained earnings	3,849	4,875

TOTAL SHAREHOLDERS’ EQUITY	125,634	130,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$358,915	$363,409

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2007	2006
REVENUES	$17,343	$17,244
OPERATING EXPENSES:
Vessel operating expenses	4,951	4,722
Depreciation	3,777	3,977
General and administrative expenses	528	741

TOTAL OPERATING EXPENSES	9,256	9,440

OPERATING INCOME	8,087	7,804
OTHER (EXPENSE) INCOME:
Interest expense	(3,377)	(3,300)
Interest income	216	144
Unrealized gain/(loss) on interest rate swap	(1,077)	4,182

NET OTHER (EXPENSE) INCOME	(4,238)	1,026

NET INCOME	$3,849	$8,830

Earnings per common share, basic and diluted	$0.25	$0.57

Weighted average shares outstanding, basic and diluted	15,500,000	15,500,000
See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(DOLLARS IN THOUSANDS)

	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance as of January 1, 2007	$155	$125,590	$4,875	$130,620
Net income			3,849	3,849
Cash dividend paid		(3,960)	(4,875)	(8,835)

Balance at March 31, 2007 (unaudited)	$155	$121,630	$3,849	$125,634

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$3,849	$8,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,777	3,977
Unrealized loss/(gain) on interest rate swap	1,077	(4,182)
Amortization of debt issuance costs	58	58
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Other receivables	465	202
Prepaid expenses and accrued income	(73)	4
Accrued expenses and other current liabilities	(427)	(1,728)
Unearned revenues	(73)	(72)

Net cash provided by operating activities	8,653	7,089

INVESTING ACTIVITIES:
Capital expenditures on vessels	—	(92,000)
Sale of short-term investments	13,000	2,500
Purchase of short-term investments	(6,000)	(4,800)

Net cash provided (used) by investing activities	7,000	(94,300)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	94,500
Dividend payments from retained earnings	(4,875)	(6,458)
Dividend payments from paid in capital	(3,960)	(1,757)
Net cash (used) provided by financing activities	(8,835)	86,285

Net increase (decrease) in cash	6,818	(926)
Cash and cash equivalents, beginning of period	3,210	11,839

Cash and cash equivalents, end of period	$10,028	$10,913

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
     On December 12, 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance the indebtedness under the Company’s previous $135 million debt facility, (2) finance the purchase price of two new Product tankers from Stena and (3) general corporate purposes. The Company completed the refinancing of its previous debt facility in December 2005 and completed the acquisition of the two Stena Product tankers in January 2006. The new term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization required prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of the Company’s Vessels to the amount outstanding under the loan facility falls below 2.0 (the “Ratio”). The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, the Company entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the Ratio falls below 2.0. The net annual cash interest costs will approximate 5.38% (5.48% if the Ratio falls below 2.0) due to the cash benefit that the Company received in December 2005 from the termination of a swap with Fortis Bank of $4.8 million. That cash benefit has been designated by the Company’s Board of Directors to offset the higher annual interest costs over the life of the new $229.5 million term loan facility.
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
     At the closing of the acquisition of the Additional Vessels, the ship management agreements for the Company’s Initial Vessels were also amended. These amendments modified the provisions relating to drydocking of the Vessels. Specifically, the amendments provided that all drydockings during the term of the ship management agreements are to be at the sole cost and expense of Northern Marine. In addition, Northern Marine agreed to conduct at least one mid-period drydocking for each Product tanker and Panamax tanker prior to redelivery of such Vessels. Under the terms of the ship management agreements, the cost of these intermediate and special surveys is covered by the vessel management fees that the Company pays to Northern Marine. Upon redelivery of the Vessels to the Company at the expiration of the ship management agreements, Northern Marine has agreed to re-pay to the Company any drydocking provision accrued, but not used, from the completion of the last special survey drydocking during the term of the applicable Ship Management Agreement (or if no special survey occurs during the term of such agreement, from the date of commencement of such agreement), to the date of redelivery at the daily rates specified in the ship management agreements.
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
     Effective November 10, 2004 for the Initial Vessels and January 5, 2006 for the Additional Vessels, the Company has chartered the Vessels to subsidiaries of Stena and Concordia (the “Charterers”) under three, four and five-year fixed rate charters, increasing annually by an amount equal to the annual increase in the fees under the Company’s ship management agreements. Under the charters, in addition to the fixed rate Basic Hire, certain Vessels have the possibility of receiving Additional Hire from the Charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. Additional Hire is not guaranteed except Additional Hire related to the Sun International sub-charters, and correlates to weighted average historical voyage rates for the specified routes. The charters contain three one-year options on the part of the Charterers to extend the terms of the charters. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the charters.
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
     The sub-charter rate that Concordia receives from Sun International is greater than the Basic Hire rate that the Company receives from Concordia. Therefore, the Company earns Additional Hire revenue while the V-MAX vessels are sub-chartered to Sun International. The Additional Hire revenue associated with the Sun International sub-charters is guaranteed, meaning that the Company is paid the Additional Hire revenue by Concordia whether or not the two V-MAX vessels are in service during the term of the Sun International sub-charters. In the case of the current sub-charters with Sun International, the Company receives guaranteed Additional Hire equal to the difference between the amount paid by Sun International under its sub-charters with Concordia and the Basic Hire rate in effect, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of the charterhire received by the Charterer and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of the charterhire received by the Charterer.
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

     Immediately following the expiration of each sub-charter with Sun International, the applicable V-MAX tanker will commence operating under a new two-year sub-charter agreement between Concordia and LukOil International Trading and Supply Company, (“Litasco”). The sub-charter rate that Concordia will receive from Litasco is greater than the Basic Hire rate that the Company will receive from Concordia. Therefore, the Company expects to earn Additional Hire revenue while the V-MAX vessels are under the Litasco sub-charters. The Company will continue to earn guaranteed Basic Hire from Concordia. Additional Hire for the V-MAX tankers under the Litasco sub-charters will be based on the time charter hire received by Concordia under the sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire revenues under the Litasco sub-charters are not guaranteed, meaning that the Company will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, we will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Litasco sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, the Company expects the V-MAX tankers to generate Additional Hire revenues of approximately $700,000 per quarter in addition to the guaranteed Basic Hire levels, once the Litasco sub-charters commence.
     The Vessel Subsidiaries have entered into fixed-rate ship management agreements with Northern Marine. Under the ship management agreements, Northern Marine is responsible for all technical management of the Vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses. Northern Marine has outsourced some of these services to third-party providers. The Company has agreed to guarantee the obligations of each of the Company’s Vessel Subsidiaries under the ship management agreements.
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
     The following table sets forth the daily base operating costs for the Initial Vessels.

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2006 – Nov. 10, 2007	8,269	6,339	6,339	5,843	5,843

Nov. 11, 2007 – Nov. 10, 2008	8,682	6,656	6,656	6,135	6,135

Nov. 11, 2008 – Nov. 10, 2009 (1)	9,116	6,989	6,989	6,442	6,442

Nov. 11, 2009 – Nov. 10, 2010 (2)	9,572	7,339	7,339	6,764	6,764

Nov. 11, 2010 – Nov. 10, 2011 (3)	10,051	7,706	7,706	7,103	7,103

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2011 – Nov. 10, 2012	10,553	8,091	—	7,458	—

Nov. 11, 2012 – Nov. 10, 2013	—	8,495	—	7,831	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX Tankers. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
     The following table sets forth the daily base operating costs for the Additional Vessels that the Company acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)
January 5, 2006 – January 4, 2007	$5,565

January 5, 2007 – January 4, 2008	5,843

January 5, 2008 – January 4, 2009	6,135

January 5, 2009 – January 4, 2010 (1)	6,442

January 5, 2010 – January 4, 2011	6,764

January 5, 2011 – July 4, 2011	7,103

July 5, 2011 – July 4, 2012 (2)	7,458

July 5, 2012 – July 4, 2013	7,831

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either the Company or the Charterers may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the charter for this 30-monthly period, the Company would be eligible to earn Additional Hire in addition to Basic Hire. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters if either one of the Charterers exercises the option described in Footnote 1 above. The Company will not be eligible to receive Additional Hire over these periods. There can be no assurance that the Charterer will exercise any option.
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
2. ACCOUNTING POLICIES
Basis of accounting and presentation
     The unaudited condensed interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The resulting operations for the interim periods ended March 31, 2007, are not necessarily indicative of the results for the entire year ended December 31, 2007. The consolidated financial statements include the assets and liabilities, results of operations and cash flows of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Cash and cash equivalents and short-term investments
     The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. The Company considers all demand and time deposits and all highly liquid investments with an original maturity of greater than three months as of the date of purchase to be short-term investments. Cash and cash equivalents of $10.0 million and short-term investments of $6.0 million as of March 31, 2007 are pledged as described in Note 8 and are held at a single financial institution with a Standard & Poor’s rating of A+. The carrying value of cash and cash equivalents approximates its fair value.
Drydocking
     In addition to vessel acquisition, other major expenditures include funding our maintenance program of regularly scheduled intermediate surveys or special surveys necessary to preserve the quality of the Company’s Vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that the Vessels will undergo intermediate surveys 2.5 years after special surveys and that the Vessels will undergo special surveys every five years. During 2007, thus far, none of the Company’s Vessels has completed a special survey or intermediate survey. Under the terms of the Company’s ship management agreements with Northern Marine, the cost of these intermediate and special surveys is covered by the vessel management fees that the Company pays to Northern Marine. During the duration of these intermediate and special surveys, the Company will not have the opportunity to earn Additional Hire revenues from profit-sharing arrangements with Stena.
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
Fair value of financial instruments

     Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair values for all financial instruments, both on- and off-balance sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of March 31, 2007 and December 31, 2006.
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
3. RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2006, the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for us will be the year ending December 31, 2007. The adoption of FIN 48 did not have any impact on our financial position, results of operations and cash flows.
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
4. CHARTER REVENUES
     The minimum future revenues to be received by the Company under time charters in effect as of March 31, 2007, is $164.0 million, which represents the committed time charter income under the time charters in effect between the Company and Stena and Concordia that expire November 2008, 2009, and 2010, as well as the guaranteed Additional Hire revenue related to the Concordia’s sub-charter of the two V-MAX vessels to Sun International through mid-2007. The table below does not include any future

Additional Hire related to the sub-charter agreements between Concordia and Litasco due to the uncertainty of the commencement of the sub-charter agreements. However, based on the time charter rates under the Litasco sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, the Company expects the V-MAX vessels to generate Additional Hire revenues of approximately $700,000 per quarter once the Litasco sub-charters commence.

Minimum Future
Year	Charter Revenue
(In thousands of $)
2007	50,622
2008	65,548
2009	36,509
2010	11,289
5. OTHER RECEIVABLES

	March 31,	December 31,
	2007	2006
	(In thousands of $)
Additional hire revenue due from Stena/Concordia	$514	$979

	$514	$979

     As of March 31, 2007 and December 31, 2006 other receivables represent amounts due under the Additional Hire profit share arrangement. These amounts are calculated quarterly in arrears.
6. VESSELS, NET

	March 31,	December 31,
	2007	2006
	(In thousands of $)
Vessels
Cost	$402,426	$402,426
Accumulated depreciation	(61,230)	(57,453)

Net book value at end of period	341,196	344,973
Spare parts	—	—

Vessels, net	$341,196	$344,973

     There have been no drydocking costs capitalized through March 31, 2007.
7. DEFERRED DEBT ISSUANCE COST
     Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in other interest expense. As of March 31, 2007 and December 31, 2006 the balance relates entirely to the Company’s $229.5 million secured term loan facility with The Royal Bank of Scotland plc. Deferred debt issuance cost is comprised of the following amounts.

	March 31,	December 31,
	2007	2006
	(In thousands of $)
Debt arrangement fees	$1,200	$1,200
Accumulated amortization	(304)	(245)

Deferred debt issuance cost	$896	$955

8. DEBT

	March 31,	December 31,
	2007	2006
	(In thousands of $)
Secured credit facility	$229,500	$229,500
Total debt	$229,500	$229,500

     As of March 31, 2007 and December 31, 2006, the Company had $229.5 million in debt on the new term loan facility with The Royal Bank of Scotland plc outstanding. On December 12, 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provided for a term loan facility of up to $229.5 million. The term loan agreement is secured by first priority mortgages over each of the eight Vessels, assignment of earnings and insurances and the Company’s rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly-owned subsidiaries and a security interest in certain of the Company’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair value of the Company’s Vessels to the amount outstanding under the loan facility falls below 2.0 (the “Ratio”). The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the Ratio is below 2.0.
     The term loan agreement provides that if at any time the aggregate fair value of the Company’s Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital. At March 31, 2007 and December 31, 2006 the Company was in compliance with the financial covenants of the loan agreement.
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
     Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. The base floating rate of LIBOR plus margin of 75 basis points for the quarter ended March 31, 2007 and the base floating rate of LIBOR plus margin of 75 basis points for the quarter ended March 31, 2006 were 6.11375% and 5.28417%, respectively. For the quarter ended March 31, 2007 the Company had approximately $221,000 of reclassification to decrease interest expense. For the quarter ended March 31, 2006, the Company had approximately $254,000 of reclassifications to increase interest expense. These reclassifications did not impact the Company’s obligation under its debt facilities however, these amounts represent the net payments made under the swap agreements that represent interest expense paid in excess of the variable interest incurred and paid under the debt facility. The following table summarizes interest expense incurred under the Company’s debt facilities and interest rate swap agreements for the three months ended March 31, 2007 and March 31, 2006, exclusive of amortized debt issue costs and other interest costs:

	Three months ended	Three months ended
($ in thousands)	March 31, 2007	March 30, 2006

Interest related to floating rate debt facility	$3,547	$2,960
Interest (benefit) cost related to fixed rate swap agreement	(221)	254

Total interest incurred under debt facility and interest rate swap	$3,326	$3,214

     In December 2005, the Company entered into a new $229.5 million secured debt facility with The Royal Bank of Scotland plc. On December 21, 2005 the Company completed an initial draw down of $135 million to repay its credit facility with Fortis Bank. In conjunction with the new debt facility, the Company entered into an interest rate swap to change the characteristics of the interest payments on its secured debt facility from LIBOR to a fixed rate of 5.7325%, or 5.8325% if the Ratio falls below 2.0. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at March 31, 2007 was a liability of $992,000. Accordingly, the Company recorded a non-cash decrease in the fair value of the interest rate swap of $1.1 million in current earnings as an unrealized loss in the first quarter of 2007. The fair market value of the Company’s interest rate swap will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate swap will decrease which will result in an unrealized loss in current earnings. If the implied forward interest rate curve increases, the fair market value of the interest rate swap will increase as a result of an unrealized gain in current earnings. If the implied forward interest rate curves increase above the fixed rate of 5.7325%, the fair market value of the swap will increase and result in an unrealized gain on the swap. In either case, changes in the unrealized gain or loss as a result of fluctuations in the fair value of the interest rate swap did not impact the Company’s cash dividend payments.
     Except for these interest rate swaps, the Company had no other outstanding derivative instruments as of March 31, 2007 and December 31, 2006.
     The Company is exposed to credit loss in the event of non-performance by the counter-parties to its swap contracts. The Company minimizes its credit risk on these transactions by endeavoring to only deal with credit-worthy financial institutions, and therefore the Company views the risk of non-performance by the counter-parties as low.

10. SHARE CAPITAL
     As of March 31, 2007 and December 31, 2006, the Company’s authorized share capital is comprised of 12,000 founder shares, par value $1.00 per share, which have been authorized but not issued, 60,000,000 common shares, par value $0.01 per share, and 4,000,000 undesignated preference shares, par value $0.01 per share.
     As of March 31, 2007 and December 31, 2006, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no preference shares issued and outstanding.
11. COMMITMENTS AND CONTINGENCIES

	March 31,	December 31,
	2007	2006
	(In thousands of $)
Ship mortgages	$229,500	$229,500
     As of March 31, 2007 and December 31, 2006, ship mortgages represent first mortgages on the eight Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011.
     The minimum future Vessel operating expenses to be paid by the Company under the ship management agreements in effect as of March 31, 2007 that will expire in 2008, 2009, and 2010 (if not extended), and which increase 5% per year on November 9th is $49.3 million. Below is a summary by year of the minimum future Vessel operating expenses:

Minimum Future Vessel
Year	Operating Expenses
(In thousand of $)
2007	14,566
2008	19,631
2009	10,710
2010	4,428
     The Company has guaranteed the obligations of each of its subsidiaries under the charters and ship management agreements described in Note 1.
     The Company has entered into a registration rights agreement with subsidiaries of Concordia and Stena and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of March 31, 2007 no such expenses had been incurred.
     Effective July 12, 2005, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% eligible compensation deferred by employees. All of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the three months ended March 31, 2007 the Company’s matching contribution was $14,500.

12. RELATED PARTY TRANSACTIONS
     As described in Note 1, the Company was formed for the purpose of acquiring the six Initial Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004 as also described in Note 1. In January 2006 the Company acquired the two Additional Vessels from Stena, this is also described in Note 1. Prior to their acquisitions, the Vessels were traded in the spot market. As explained in Note 1, the Company has entered into time charters for the eight Vessels with subsidiaries of Stena and Concordia that expire in 2008, 2009 and 2010. The revenue received from Stena and Concordia for the three months ended March 31, 2007 under these contracts was $17.3 million.
     The Company has also entered into ship management arrangements with a subsidiary of Stena that expire in 2008, 2009, and 2010. The amounts charged by a Stena subsidiary under this agreement for the three months ended March 31, 2007 was $4.9 million.
13. SUBSEQUENT EVENTS
     On April 24, 2007, the Company declared a cash dividend of $8,990,000 or $0.58 per share, and paid that dividend on May 7, 2007 to shareholders of record as of May 4, 2007.
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
OVERVIEW
     In November 2004, we completed our initial public offering by issuing and selling to the public 11,450,000 common shares, par value $0.01 per share, at a price to the public of $20.00 per share, raising gross proceeds of $229 million before the deduction of underwriting discounts, commissions and expenses of approximately $17.7 million. Affiliates of Stena, Concordia and Fram sold an additional 1,717,500 shares in the initial public offering in connection with the underwriters’ exercise of their over-allotment option. We did not receive any proceeds from the sale of these shares by the Stena, Concordia, and Fram. Concurrently with the closing of our initial public offering, we completed the acquisition of our six Initial Vessels. In order to fund a portion of the purchase price of our Initial Vessels, we issued a total of 4,050,000 common shares at a price of $20.00 per share to Stena, Concordia and Fram, for total consideration of $81 million. We financed the remainder of the purchase price of our Initial Vessels through a secured debt financing of $135 million, before expenses of approximately $0.8 million, which we terminated in December of 2005. On the date that we purchased our Initial Vessels, we made a deemed distribution of $143.3 million to Stena, Concordia and Fram which consisted of the difference between the $426.5 million purchase price of our Initial Vessels and the historical book value of $283.2 million at which Stena, Concordia and Fram carried the Initial Vessels on their books.
     Based on their filings with the SEC, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of our outstanding common shares.
     In December 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc in order to (1) refinance our indebtedness under our prior $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent, (2) finance the purchase price of our two Additional Vessels from Stena and (3) general corporate purposes. We completed the refinancing of our previous debt facility in December 2005 and completed the acquisition of the Additional Vessels in January 2006. The term loan agreement provides for a term loan facility of up to $229.5 million. The new term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of our Vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, we entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, we have fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the Ratio falls below 2.0. The net annual cash interest costs will approximate 5.38%, or 5.48% if the ratio described above falls below 2.0, due to the cash benefit that we received in December 2005 from the termination of a swap with Fortis Bank of $4.8 million. That cash benefit has been designated by our Board of Directors to offset the higher interest costs over the life of the new $229.5 million term loan facility.
     On January 5, 2006, we entered into a series of agreements with Stena Maritime, certain subsidiaries of Stena, Stena Bulk and Northern Marine, pursuant to which we, through our wholly-owned subsidiaries, purchased two Additional Vessels, the Stena Concept and the Stena Contest, from subsidiaries of Stena Maritime for a purchase price per Additional Vessel of $46 million. In connection with the acquisition of our Additional Vessels, we also entered into certain related agreements with the Stena Parties relating to our Additional Vessels and amended certain of our prior agreements with the Stena Parties relating to our six Initial Vessels which are described in greater detail below under the headings “Our Charters” and “Our Ship Management Agreements”.
     Our eight Vessels are currently owned by eight subsidiaries that we wholly own. The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel.
     The following table sets out the details relating to our Vessels:

Vessel Type	Year Built	Dwt	Flag	Date Acquired
V-MAX
Stena Victory	2001	314,000	Bermuda	November 10, 2004
Stena Vision	2001	314,000	Bermuda	November 10, 2004
Panamax
Stena Companion	2004	72,000	Bermuda	November 10, 2004
Stena Compatriot	2004	72,000	Bermuda	November 10, 2004

Vessel Type	Year Built	Dwt	Flag	Date Acquired
Product
Stena Concord	2004	47,400	Bermuda	November 10, 2004
Stena Consul	2004	47,400	Bermuda	November 10, 2004
Stena Concept	2005	47,400	Bermuda	January 5, 2006
Stena Contest	2005	47,400	Bermuda	January 5, 2006
OUR CHARTERS
     Effective November 10, 2004 for the Initial Vessels and January 5, 2006 for the Additional Vessels, we have chartered our Vessels to subsidiaries of Stena and Concordia, who we refer to as the Charterers under three, four and five-year fixed rate charters.
     At the closing of the purchase of the Additional Vessels, our subsidiaries that purchased the Additional Vessels and Stena Bulk entered into new time charter party agreements with respect to the Additional Vessels. Under the new time charter parties, which are substantially similar to the time charter parties that our subsidiaries have entered into for the Initial Vessels, our subsidiaries that purchased the Additional Vessels time chartered the Additional Vessels to Stena Bulk for an initial period of three years at a fixed daily Basic Hire without any Additional Hire provision. At the end of the initial three-year period, both we and Stena Bulk have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months, at the fixed daily Basic Hire. If Stena Bulk exercises this option, there will be an Additional Hire provision during the 30-month period. If we exercise this option, there will be no Additional Hire arrangement. Furthermore, if Stena Bulk exercises the 30-month option, there will be two additional one-year options, exercisable by Stena Bulk, at the fixed daily Basic Hire set forth below, but without an Additional Hire provision.
     At the closing of the acquisition of the Additional Vessels, we also amended the time charter parties for our four previously acquired Product tankers and Panamax tankers. These amendments modified the charter periods for these four Vessels and made changes to the calculation of Additional Hire under these time charter parties. The amendments to the terms of the charters provided that (1) the five-year fixed term for one of the Product tankers (Stena Consul) and one of the Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by Stena Bulk and (2) the five-year fixed term for one of the Product tankers (Stena Concord) and one of the Panamax tankers (Stena Companion) was reduced so that it expired in November 2008, followed by three one-year options exercisable by Stena Bulk. The term of the charters for the V-MAX tankers was not amended. The amendments to the Additional Hire provisions provided for certain favorable adjustments to fuel consumption metrics used in the calculation of Additional Hire for the Product tankers and Panamax tankers.
     Basic Hire Under Our Charters
     The Charters provide for the payment of Basic Hire fees that increase annually by an amount equal to the annual increase in the fees under our ship management agreements, which are described below under the heading “Our Ship Management Agreements.” The Basic Hire rate for each of the Vessels is payable monthly in advance and will increase annually by an amount equal to the annual increase in the fee payable under the applicable ship management agreement. The Basic Hire under the charters for each vessel type during each charter year is set forth below. The first charter year for the Initial Vessels commenced on November 10, 2004. Each subsequent charter year will begin on November 11 of the applicable year and end on the subsequent November 10. The first charter year for the Additional Vessels commenced on January 5, 2006. Each subsequent charter year will begin on January 5 of the applicable year and end on the subsequent January 4. In 2011, the charter period for the Additional Vessels may be extended for a six month-period beginning on January 5 and ending on July 4 and subsequent charter years will begin on July 5 and end on July 4. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the Charters.

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

(2)	This period is the first for which the Charterer has the option to extend the charters if either one of the Charterers exercises the option described in Footnote 1 above. We would not be eligible to earn Additional Hire over the term of such extensions. There can be no assurance that the Charterer will exercise any option.
     Additional Hire Under Our Charters
     Under the Charters, in addition to the fixed rate Basic Hire, each Vessel has the possibility of receiving Additional Hire from the Charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. The Additional Hire, if any, in respect of each Initial Vessel, is payable on the 25th day following the end of each calendar quarter. Additional Hire is not guaranteed under our Charters.
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
     The calculation period is the twelve-month period ending on the last day of each calendar quarter, except that in the case of the first three full calendar quarters following the commencement of our Charters, the calculation period is the three, six and nine month periods, respectively, ending on the last day of such calendar quarter and the first calendar quarter also includes the period from the date of the commencement of our charters to the commencement of the first full calendar quarter.
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
OUR SHIP MANAGEMENT AGREEMENTS
     Our Vessel Subsidiaries have entered into fixed-rate ship management agreements with Northern Marine. Under the ship management agreements, Northern Marine is responsible for all technical management of the Vessels, including crewing, maintenance, repair, drydockings, vessel taxes and other vessel operating and voyage expenses. Northern Marine has outsourced some of these services to third-party providers. We have agreed to guarantee the obligations of each of our Vessel Subsidiaries under the ship management agreements.
     At the closing of the acquisition of the Additional Vessels, the ship management agreements for our Initial Vessels were amended. These amendments modified the provisions relating to drydocking of the Vessels. Specifically, the amendments provided that all drydockings during the term of the ship management agreements are to be at the sole cost and expense of Northern Marine. In addition, Northern Marine agreed to conduct at least one mid-period drydocking for each Product tanker and Panamax tanker prior to redelivery of such Vessels. Under the terms of the ship management agreements, the cost of these intermediate and special surveys is covered by the management fees that we pay to Northern Marine. Upon redelivery of the Vessels to us at the expiration of the ship management agreements, Northern Marine has agreed to re-pay to us any drydocking provision accrued, but not used, from the completion of the last special survey drydocking during the term of the applicable Ship Management Agreement (or if no special survey occurs during the term of such agreement, from the date of commencement of such agreement), to the date of redelivery at the daily rates specified in the ship management agreements.
     Under the ship management agreements, Northern Marine has agreed to return the Vessels in-class and in the same good order and condition as when delivered, except for ordinary wear and tear.
     Northern Marine is also obligated under the ship management agreements to maintain insurance for each of our Vessels, including marine hull and machinery insurance, protection and indemnity insurance (including pollution risks and crew insurances), war risk insurance and off-hire insurance. Under the ship management agreements, we pay Northern Marine a fixed fee per day per Vessel for all of the above services, which increases 5% per year, for so long as the relevant charter is in place. Under the ship management agreements, Northern Marine has agreed to indemnify us for the loss of the Basic Hire for each of the Vessels in the event, for circumstances specified under the charters, the Vessel is off-hire or receiving reduced hire for more than five days during any twelve-month period, net of amounts received by us from off-hire insurance. Stena has agreed to guarantee this indemnification by Northern Marine. Both we and Northern Marine have the right to terminate any of the ship management agreements if the relevant charter has been terminated.
     The daily base operating costs, which are payable by us monthly in advance for each charter year are set forth below. For the Initial Vessels, the first charter year commenced on November 10, 2004 and ended on November 10, 2005. Each subsequent charter year will begin on November 11 of the applicable year and end on the subsequent November 10. For the Additional Vessels, the first charter year commenced on January 5, 2006 and ended on January 4, 2007. Each subsequent charter year will begin on January 5 of the applicable year and end on the subsequent January 4. If the charter extension option is exercised, the final six months of the 30-month term will expire on July 4, 2011. If subsequent extension options are exercised, charter years will begin on July 5 and end on July 4.

     The following table sets forth the daily base operating costs for the Initial Vessels.

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2006 – Nov. 10, 2007	8,269	6,339	6,339	5,843	5,843

Nov. 11, 2007 – Nov. 10, 2008	8,682	6,656	6,656	6,135	6,135

Nov. 11, 2008 – Nov. 10, 2009 (1)	9,116	6,989	6,989	6,442	6,442

Nov. 11, 2009 – Nov. 10, 2010 (2)	9,572	7,339	7,339	6,764	6,764

Nov. 11, 2010 – Nov. 10, 2011 (3)	10,051	7,706	7,706	7,103	7,103

Nov. 11, 2011 – Nov. 10, 2012	10,553	8,091	—	7,458	—

Nov. 11, 2012 – Nov. 10, 2013	—	8,495	—	7,831	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX Tankers. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
     The following table sets forth the daily base operating costs for the Additional Vessels that we acquired in January 2006.

Stena Concept
Stena Contest
Period	(Product)
January 5, 2006 – January 4, 2007	$5,565

January 5, 2007 – January 4, 2008	5,843

January 5, 2008 – January 4, 2009	6,135

January 5, 2009 – January 4, 2010 (1)	6,442

January 5, 2010 – January 4, 2011	6,764

January 5, 2011 – July 4, 2011	7,103

July 5, 2011 – July 4, 2012 (2)	7,458

July 5, 2012 – July 4, 2013	7,831

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either we or the Charterer may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the charter for this 30-monthly period, we would be eligible to earn Additional Hire in addition to Basic Hire. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters if the option described in Footnote 1 above is exercised. We will not be eligible to receive Additional Hire over these periods. There can be no assurance that the Charterer will exercise any option.
     We have also agreed to pay to Northern Marine an incentive fee for each day a Vessel is on hire for over 360 days during any twelve-month period following the date the applicable Vessel was delivered to us in amount equal to the Basic Hire for such Vessel. If we terminate the ship management agreements with Northern Marine because Northern Marine has failed to perform its obligations under such agreements, Stena has agreed to provide a replacement ship manager to perform the obligations set forth in the ship management agreements on the same terms and for the same fixed amounts payable to Northern Marine.
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
DIVIDEND POLICY
     We have paid quarterly cash dividends on our common shares since our incorporation in September, 2004. We intend to continue to pay quarterly cash dividends denominated in U.S. dollars to the holders of our common shares in amounts substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our Board of Directors. We intend to declare those dividends in January, April, July and October of each year and pay those dividends in the subsequent month. Distributions to shareholders are applied first to retained earnings. When retained earnings are not sufficient, distributions are applied to additional paid-in capital.
     There are restrictions that limit our ability to declare dividends, including those established under Bermuda law and under our secured term loan agreement. In addition to the discussion below, please see “Item 1A. Risk Factors — We cannot assure you that we will pay any dividends” and “—We may not be able to re-charter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”
     Under Bermuda law a company may not declare or pay dividends if there are reasonable grounds for believing either that the company is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the sum of its liabilities and its issued share capital, which is the par value of our shares and share premium accounts, which is the amount of consideration paid for the subscription of shares in excess of the par value of those shares. As a result, in future years, if the realizable value of our assets decreases, our ability to pay dividends may require our shareholders to approve resolutions reducing our share premium account by transferring an amount to our contributed surplus account.
     The declaration and payment of any dividends must be approved by our Board of Directors. Under the terms of our credit facility, we may not declare or pay any dividends if we are in default under the credit facility.
     There can be no assurance that we will not have other cash expenses, including extraordinary expenses, which could include the costs of claims and related litigation expenses. There can be no assurance that we will not have additional expenses or liabilities, that the amounts currently anticipated for the items set forth above will not increase, that we will not have to fund any required capital expenditures for our Vessels or that our Board of Directors will not determine to establish cash reserves. The vessel operating expenses payable under our ship management agreements are fixed over the periods specified in those agreements. However, our cash administrative expenses, primarily related to salaries and benefits, travel and entertainment expenses, office costs, general insurance and other administrative costs, are not fixed, and may increase or decrease each year based on the factors described above in this paragraph.
     The table below sets forth amounts that would be available to us for the payment of dividends for each of the fiscal years set forth below assuming that:
•	the Basic Hire is paid on all of our Vessels and all of our Vessels are on hire for 360 days per fiscal year;

•	no Additional Hire is paid other than the guaranteed Additional Hire based on the two current sub-charters with Sun International which will expire within 30 days of June 30, 2007 and within 30 days of September 30, 2007, unless Sun

International elects to extend one of the sub-charter arrangements and Additional Hire of $514,000 earned on four of our Panamax and Product tankers in the first three months of 2007;

•	the V-MAX vessels are returned on the notional termination date of the sub-charter within the 60-day delivery window;

•	we have no cash expenses or liabilities other than the ship management agreements, our current directors’ fees, the current salaries and benefits of our employees, currently anticipated administrative and other expenses and interest under our secured term loan facility;

•	we pay no U.S. federal income taxes and minimal U.S. state and payroll taxes;

•	we have no requirement to fund any required capital expenditures with respect to our Vessels;

•	we do not suffer the loss or constructive loss of any of our vessels;

•	no material cash reserves or requirements are established by the actions of our Board of Directors or management;

•	we remain in compliance with our secured term loan facility which requires, among other things, that the fair market value of our Vessels exceeds 140% of our borrowings under the facility (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order to pay dividends; and

•	we do not issue any additional common shares or other securities or borrow any additional funds.
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
     We cannot assure you that our dividends will in fact be equal to the amounts set forth below. The amount of future dividends set forth in the table below represents only an estimate of future dividends based on the list of assumptions set forth above. The amount of future dividends, if any, could be affected by various factors, including the loss of a Vessel, required capital expenditures, cash reserves established by our Board of Directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings or future issuances of securities, many of which will be beyond our control. As a result, the amount of dividends actually paid may vary from the amounts currently estimated and such variations may be material. There can be no assurance that any dividends will be paid. See “Item 3. — Quantitative and Qualitative Disclosures about Market Risk — We cannot assure you that we will pay any dividends” and “—We may not be able to re-charter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”
     The following table sets forth:
•	the amount of cash that was available for dividends in the fiscal year ended December 31, 2006; and

•	based on the assumptions and the other matters in the preceding paragraphs, our estimate of the amount of cash likely to be available for dividends for each of the 2007, 2008 and 2009 fiscal years.

	2006	2007	2008	2009
	(In millions of dollars, except
	per share amounts)
Basic Hire(1)	$64.3	$65.3	$66.2	$65.3
Guaranteed V-MAX Additional Hire(2)	2.4	1.4	—	—
Other Additional Hire(3)	2.7	.5	—	—
Vessel operating expenses	(18.6)	(19.3)	(20.3)	(21.2)
Cash administrative expenses(4)	(2.7)	(2.3)	(2.4)	(2.5)
Cash interest costs(5)	(12.0)	(12.3)	(12.3)	(12.3)

Cash available for dividends	36.1	33.3	31.2	29.3

Estimated dividends per share(6)	$2.33	$2.15	$2.01	$1.89

(1)	Basic Hire revenues for 2008 and 2009 assume that options available under charter contracts are exercised by the Charterer.

(2)	The Additional Hire revenue associated with the Sun International sub-charters is guaranteed, meaning that we will be paid the Additional Hire revenue by Concordia whether the two V-MAX tankers are in service or not in service, during the terms of the Sun International sub-charters. The sub-charter with Sun International for the Stena Vision is due to expire within 30 days of June 30, 2007 and the sub-charter with Sun International for the Stena Victory is due to expire within 30 days of September 30, 2007. For a portion of the current Sun International sub-charter of the Stena Vision, the vessel has not been in service to Sun International due to the required repair of a reduction gear on the vessel. As a result, Sun International may elect to extend the term of the sub-charter arrangement beyond the expiration of the original term of the sub-charter. If Sun International elects to extend the sub-charter for the Stena Vision, we expect that vessel to be under sub-charter to Sun International until approximately June 2008. Our estimate of guaranteed V-MAX Additional Hire revenue assumes that the Sun International sub-charters will expire as scheduled. Immediately following the expiration of each sub-charter with Sun International, the applicable V-MAX tanker will commence operating under a new sub-charter agreement. During the term of these new sub-charters, we will continue to earn guaranteed Basic Hire from Concordia and we will also earn Additional Hire under the profit sharing provisions of the Charters. Additional Hire for the V-MAX tankers under the new sub-charters will be based on a fixed time charter hire to be received by Concordia under the sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire revenues under these sub-charters are not guaranteed, meaning that we will earn Additional Hire only if the vessel is in service. Because the Additional Hire under these sub-charters is not guaranteed, and we cannot determine the exact commencement date for the new sub-charter agreements, we have not included any Additional Hire related to these sub-charter agreements in our estimated cash available for dividends. Once the new sub-charters commence, the profit sharing provisions in the Concordia charters are expected to result in Additional Hire revenue of approximately $700,000 per quarter, based on the time charter rates under the sub-charters and assuming the Vessels operate 90 days per quarter, in addition to the guaranteed Basic Hire.

(3)	Other Additional Hire reflects Additional Hire revenues actually earned by our four Panamax and Product tankers eligible to earn Additional Hire. For the three months ended March 31, 2007, we have received $514,000 of Additional Hire relating to these four Vessels. No estimates have been made for the remainder of 2007, 2008 and 2009 as these Additional Hire revenues are not contractually guaranteed via long-term sub-charters.

(4)	General and administrative expenses for 2007 through 2009 do not include any cost for executive bonuses, which are primarily performance based.

(5)	Cash interest costs reflect the benefit of approximately $1.0 million per year from the 2005 termination of the interest rate swap with Fortis Bank. The interest expense for each year will be approximately $13.3 million ($229.5 million at 5.7325%).

(6)	Based on 15,500,000 issued and outstanding common shares.
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
     In April 2007, we declared a dividend of $0.58 per share, and paid that dividend on May 7, 2007 to shareholders of record as of May 4, 2007. The April 2007 dividend was based on our operating results for the first quarter ending March 31, 2007. In that period, we earned Additional Hire of $1.1 million, including guaranteed Additional Hire on our V-MAX vessels of $539,000 and Additional Hire of $514,000 on our Product and Panamax tankers. In February 2007, we declared a dividend of $0.57 per share, and paid that dividend on February 12, 2007 to shareholders of record as of February 9, 2007. The February 2007 dividend was based on our operating results for the fourth quarter ending December 31, 2006. In that period, we earned Additional Hire of $1.0 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $400,000 on our Product and Panamax tankers. In October 2006, we declared a dividend of $0.60 per share. That dividend was paid on November 7, 2006 to our shareholders of record as of November 3, 2006. The October 2006 dividend was based on our operating results for the third quarter ending September 30, 2006. In that period, we earned Additional Hire of $1.4 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $800,000 on our Product and Panamax tankers. In July 2006, we declared a dividend of $0.59 per share. That dividend was paid on August 8, 2006 to our shareholders of record as of August 4, 2006. The July 2006 dividend was based on our operating results for the second quarter ending June 30, 2006. In that period, we earned Additional Hire of $1.3 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $700,000 on our Product and Panamax tankers. In April 2006, we declared a dividend of $0.57 per share. That dividend was paid on May 9, 2006 to our shareholders of record on May 5, 2006. The May 2006 dividend was based on our operating results for the first quarter ending March 31, 2006. In that period, we earned Additional Hire of $1.4 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $800,000 on our Product and Panamax tankers.
RESULTS OF OPERATIONS
     The discussion below compares our results of operations for the three months ended March 31, 2007 to the three months ended March 31, 2006.
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
   Total operating revenues
     Total operating revenues were $17.3 million for the three months ended March 31, 2007 compared to $17.2 million for the three months ended March 31, 2006. Revenues for the three months ended March 31, 2007 consisted of $16.2 million of Basic Hire and $1.1 million of Additional Hire. During the three months ended March 31, 2007, the Charterers operated our Panamax tankers and Product tankers in the spot market, resulting in payment to us of $514,000 of Additional Hire. These four Vessels benefited from higher tanker spot rates during the first quarter of 2007. In addition, the two V-MAX tankers that are sub-chartered to Sun International generated $539,000 of Additional Hire.
     We expect that total operating revenues, including guaranteed Additional Hire revenues from our V-MAX tankers in 2007, and March 2007 year-to-date Additional Hire revenues from our profit sharing arrangements for the two Product and two Panamax tankers will be approximately $67.2 million.
     The Vessels were off hire for a combined total of 0.3 days for the three months ended March 31, 2007, compared to 1.95 days off hire for the three months ended March 31, 2006.
  Total vessel operating expenses
     Total vessel operating expenses were $4.9 million for the three months ended March 31, 2007 compared to $4.7 million for the three months ended March 31, 2006. Vessel operating expenses for the three months ended March 31, 2007 were higher than the same period in 2006 reflecting the annual increase in daily vessel management fees under our ship management agreements. We expect that Vessel operating expenses will be approximately $19.3 million for 2007 based on our fixed cost rate vessel management agreements.
  Depreciation
     Depreciation was $3.8 million for the three months ended March 31, 2007, compared to $4.0 million for the three months ended March 31, 2006. The year over year decrease in depreciation expense reflects a change in our estimate of salvage value beginning in January 2007. We estimate that depreciation on our eight Vessels for 2007 will be approximately $15.2 million.
     General and administrative expenses
     General and administrative expenses were $528,000 for the three months ended March 31, 2007 compared to $741,000 for the three months ended March 31, 2006. The decrease in general and administrative expenses reflects the one-time acquisition costs incurred in the first quarter of 2006 related to the purchase of the Additional Vessels in January 2006. We estimate that administrative expenses for 2007 will be between approximately $2.3 million and $2.4 million, exclusive of the cost for executive bonuses, which are primarily performance based.
  Net Other Income (Expense)
     Net other income (expense) represents interest expense, net of interest income and other financial items. Net other expense was $4.2 million for the three months ended March 31, 2007, compared to net other income of $1.0 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, the net other expense, includes $3.4 million in interest expense related to our $229.5 million secured credit facility with The Royal Bank of Scotland, plc, which matures in January 2011, and $1.1 million related to the unrealized loss on our interest rate swap offset by $216,000 of interest income. Net other income of $1.0 million for the three months ended March 31, 2006 reflects interest expense of $3.3 million on our $229.5 million secured credit facility with The Royal Bank of Scotland, plc., offset by an unrealized gain of $4.2 million on our interest rate swap and $144,000 of interest income.
     With respect to our $229.5 term loan credit facility, by entering into an interest rate swap agreement, we have fixed the interest rate under the facility at 5.7325% (5.8325% if the Ratio falls below 2.0) for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at March 31, 2007 was a liability of $992,000. The fair value of the swap at March 31, 2006 was an asset of $84,000. Accordingly, we recorded a non-cash decrease in the fair value the interest rate swap of $1.1 million in current earnings as an unrealized loss in the first quarter of 2007. In the first quarter of 2006, we recorded a non-cash increase in the fair value the interest rate swap of $4.2 million in current earnings as an unrealized gain in the first quarter of 2006.
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
     On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a term loan facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance our existing indebtedness under our prior $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent, (2) finance the purchase price of two new Product tankers from the Stena Group and (3) general corporate purposes. We completed the refinancing of our indebtedness with Fortis Bank in December 2005 and completed the Additional Vessel acquisition in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at a floating rate of LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of our Vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, we have entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, we fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the cash benefit that we received in December 2005 from the termination of its existing swap with Fortis Bank of $4.8 million. That cash benefit has been designated by the Board of Directors to offset the higher interest costs over the life of the new $229.5 million term loan facility. The term loan agreement provides that if at any time the aggregate market value of our Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, we must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) our total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) we have positive working capital.
     We had outstanding long term debt of $229.5 million as of March 31, 2007 and December 31, 2006. This amount reflects outstanding borrowings under our secured credit facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year.
     As of March 31, 2007, we had cash and cash equivalents of $10.0 million. Net cash provided by operating activities for the three months ending March 31, 2007 was $8.7 million.
     Net cash provided by investing activities in 2007 was $7.0 million. This amount relates to the purchase of $6.0 million in marketable securities during the three months ending March 31, 2007 with a maturity date of greater than 90 days, offset by the sale of $13.0 million in marketable securities during the three months ending March 31, 2007.
     Net cash used by financing activities for the three months ending March 31, 2007 was $8.8 million, which was related to dividend payments made in February 2007.

     We collect our basic hire monthly in advance and pay our ship management fees monthly in advance. We receive Additional Hire payable quarterly in arrears. We expect charter revenues will be sufficient to cover our ship management fees, interest payments, administrative expenses and other costs and continue to pay quarterly dividends as described above in under the caption “Dividend Policy”.
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
     At March 31, 2007 and December 31, 2006, we had a $229.5 million outstanding under our debt facility. The borrowings under our debt facility bear interest at a floating rate of LIBOR (reset quarterly) plus a margin of 0.75%. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 5.7325% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured credit facility. The fair value of the interest rate swap agreement as of March 31, 2007 was $992,000. The fair value of the interest rate swap agreement as of December 31, 2006 was $84,000.
Item 4. Controls and Procedures
     Our management, with the participation of our President and Co-Chief Executive Officer and Co-Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our President and Co-Chief Executive Officer and our Co-Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We are highly dependent on the Charterers and their guarantors, Stena and Concordia
     All of our Vessels are chartered to the Charterers, which are subsidiaries of Concordia and Stena. The Charterers’ payments to us under these Charters are our sole source of revenue. We are highly dependent on the performance by the Charterers of their obligations under the Charters and by their guarantors, Stena and Concordia, of their obligations under their respective guarantees. Any failure by the Charterers or the guarantors to perform their obligations would materially and adversely affect our business and financial position. Our shareholders do not have any recourse against the Charterers or the guarantors.
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

     Because we intend to distribute dividends to our shareholders in an amount substantially equal to our charterhire, less cash expenses and any cash reserves established by our Board of Directors, we do not believe we will be able to repay our secured term loan facility in January 2011 without selling some or all of our Vessels. As a result, we believe we will be required to refinance the borrowing under our secured term loan facility at or prior to its maturity.
We may not be able to re-charter our Vessels profitably after their Charters expire, unless they are extended at the option of the Charterers
     The Charters have fixed terms that expire at various dates in 2008, 2009 and 2010. We have an option to extend the terms of the Charters on our two Additional Vessels. The Charterers also have options to extend the terms of the Charters for all of our Vessels. Each of the Charterers has the sole discretion to exercise that option. We cannot predict whether the Charterers will exercise any of their extension options under one or more of the Charters. The Charterers do not owe any fiduciary or other duty to us or our shareholders in deciding whether to exercise their extension options, and the Charterers’ decision may be contrary to our interests or those of our shareholders.
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
     If we receive lower charter rates under replacement charters, are unable to re-charter all of our Vessels or we incur greater expenses under replacement management agreements, the amounts available, if any, to pay distributions to our shareholders may be significantly reduced or eliminated.
     Under our Charters, there is no obligation to pay Additional Hire, during any period when the obligation to pay Basic Hire is suspended under the Charter if due to technical reasons the Vessel is off-hire, unless the Vessel is off-hire as a result of a class condition or recommendation determined by the Vessel’s classification society during the inspection of the Vessel undertaken by us in connection with the purchase of the Vessel and such condition or recommendation cannot be remedied or complied with during a regularly scheduled drydocking without increasing the duration of such drydocking.
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
We are leveraged and subject to restrictions in our financing agreements that impose constraints on our operating and financing flexibility
     We have a secured term loan facility under which we have borrowed $229.5 million as of March 31, 2007, to finance a portion of the cash purchase price for our Vessels. We are required to apply a substantial portion of our cash flow from operations to the payment of interest on borrowings under the facility. Our facility, which is secured by, among other things, mortgages on our Vessels, pledges of our time charters and assignments of earnings, insurances and requisition compensation in respect to our Vessels, requires that we comply with various operating covenants and maintain certain financial ratios including that the market value of our Vessels exceeds 125% of the total facility amount outstanding and that the market value of our Vessels exceeds 140% of our borrowings (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order for us to pay dividends. The facility also requires that Northern Marine remain as technical manager for our Vessels.
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
Industry Specific Risk Factors
The highly cyclical nature of the tanker industry may lead to volatile changes in charter rates and vessel values which may adversely affect our earnings
     If the tanker industry, which has been highly cyclical, is depressed in the future when our Charters expire or at a time when we may want to sell a Vessel, our earnings and available cash flow may decrease. Our ability to re-charter our Vessels on the expiration or termination of the Charters and the charter rates that we may receive under any renewal or replacement charters will depend upon, among other things, economic conditions in the tanker market at that time.
     Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products. For example, charter rates and vessel values were at a high level during 2004. Charter rates declined from that high level during 2005 and 2006, and have remained at these lower rates during the first quarter of 2007. There can be no assurance that charter rates and Vessel values will not decline further in the future.
     Our Vessels are operated under time charters with the Charterers. We receive a fixed minimum daily base charter rate and may receive Additional Hire under the Charters. Additional Hire is not guaranteed under our Charters. Additional Hire, if any, is paid quarterly in arrears. The amount of Additional Hire is subject to variation depending on the charterhire received by the Charterers under time charters, spot charters and on general tanker market conditions. The amount of Additional Hire that we may earn is based on a formula for notional voyages and expenses on routes that we agreed to with the Charterers. The payment of Additional Hire, if any, has no correlation to our potential future time charter equivalent earnings. If a Vessel is off-hire, that Vessel is not eligible to earn Additional Hire during the off-hire period. We cannot assure you that we will receive Additional Hire for any quarter, except during the remaining term of the Sun International sub-charters of our two V-MAX Vessels which are due to expire within 30 days of June 30, 2007 and 30 days of September 30, 2007.
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
Terrorist attacks and international hostilities can affect the tanker industry, which could adversely affect our business
     Additional attacks like those of September 11, 2001 or longer-lasting war or international hostilities, including those currently underway in Iraq and the Middle East, could damage the world economy, adversely affect the availability of and demand for crude oil and petroleum products and adversely affect our ability to re-charter our Vessels on the expiration or termination of the Charters and the charter rates payable under any renewal or replacement charters. We conduct our operations outside the United States, and our business, financial condition and results of operations may be adversely affected by changing economic, political and government conditions in the countries and regions where our Vessels are employed. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political instability, terrorist or other attacks, war or international hostilities.
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
Compliance with environmental laws or regulations may adversely affect our business
     The shipping industry is affected by numerous regulations in the form of international conventions, national, state and local laws and national and international regulations in force in the jurisdictions in which such tankers operate, as well as in the country or countries in which such tankers are registered. These regulations include the U.S. Oil Pollution Act of 1990, or OPA, the International Convention on Civil Liability for Oil Pollution Damage of 1969, International Convention for the Prevention of Pollution from Ships, the IMO International Convention for the Safety of Life at Sea of 1974, or SOLAS, the International Convention on Load Lines of 1966 and the U.S. Marine Transportation Security Act of 2002. In addition, vessel classification societies also impose significant safety and other requirements on our Vessels. We believe our tankers, two of which were built in 2005, four of which were built in 2004 and two of which were built in 2001, are maintained in compliance with present regulatory and class requirements relevant to areas in which they operate, and are operated in compliance with applicable safety and environmental laws and regulations. However, regulation of tankers, particularly in the areas of safety and environmental impact, may change in the future and require significant capital expenditures be incurred on our Vessels to keep them in compliance. Although the Charterers will be responsible for all capital expenditures required due to changes in law, classification society or regulatory requirements in an amount less than $100,000 per year per Vessel, all other required capital expenditures during the charter period will be split between us and the applicable Charterer based on the remaining charter period and the remaining depreciation period of the Vessel, which is calculated as 25 years from the year the Vessel was built.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable

Item 5. Other Information.
Not applicable
Item 6. Exhibits.
(A) Exhibits:

Exhibit
Number	Description of Exhibit(1)
12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adapted
32.1	pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Unless otherwise noted, each exhibit is filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARLINGTON TANKERS LTD.
By:	/s/ Edward Terino
	Name:	Edward Terino
	Title:	Co-Chief Executive Officer and Chief Financial Officer

Date: May 9, 2007

Exhibit
Number	Description of Exhibit(1)
12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adapted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Unless otherwise noted, each exhibit is filed herewith.