Form 10-Q
period 2007-06-30
Arlington Tankers Ltd.
filed 2007-08-09
CIK 1305507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
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
THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 7, 2007: Common Stock, par value $0.01 per share: 15,500,000 shares

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and 2006

Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the six months ended June 30, 2007

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and 2006

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

SIGNATURES
EXHIBIT INDEX
EX-12.1 - Statement re: Computation of Ratio of Earnings to Fixed Charges
EX-31.1 - Sec 302 Certification of CEO
EX-31.2 - Sec 302 Certification of CFO
EX-32.1 - Sec 906 Certification of CEO & CFO

Item 1. Financial Statements
     Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S.$” or “$” are to United States dollars.
ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2007	2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,794	$3,210
Short-term investments	12,400	13,000
Other receivables	751	979
Prepaid expenses and accrued income	222	208

Total current assets	17,167	17,397
NONCURRENT ASSETS:
Vessels, net	337,377	344,973
Deferred debt issuance costs, net	837	955
Interest rate swap at fair value	2,416	84

Total noncurrent assets	340,630	346,012

TOTAL ASSETS	$357,797	$363,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$857	$1,028
Unearned charter revenues	2,261	2,261

Total current liabilities	3,118	3,289
NONCURRENT LIABILITIES:
Long-term debt	229,500	229,500

TOTAL LIABILITIES	232,618	232,789
SHAREHOLDERS’ EQUITY:
Founder shares, $1.00 par value per share, 12,000 authorized, none issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Preference shares, $0.01 par value per share, 4,000,000 authorized, none issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value per share; 60,000,000 authorized; 15,500,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	155	155
Additional paid-in capital	116,489	125,590
Retained earnings	8,535	4,875

TOTAL SHAREHOLDERS’ EQUITY	125,179	130,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$357,797	$363,409

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
REVENUES:	$17,775	$17,259	$35,118	$34,503
OPERATING EXPENSES:
Vessel operating expenses	5,014	4,526	9,965	9,248
Depreciation	3,819	3,967	7,595	7,944
General and administrative expenses	614	713	1,142	1,454

TOTAL OPERATING EXPENSES	9,447	9,206	18,702	18,646

OPERATING INCOME	8,328	8,053	16,416	15,857
OTHER INCOME (EXPENSE):
Interest expense	(3,415)	(3,415)	(6,792)	(6,715)
Interest income	213	129	429	273
Unrealized gain on interest rate swap	3,408	2,956	2,331	7,137

NET OTHER INCOME (EXPENSE)	206	(330)	(4,032)	695

NET INCOME	$8,534	$7,723	$12,384	$16,552

Earnings per common share, basic and diluted	$0.55	$0.50	$0.80	$1.07

Weighted average shares outstanding, basic and diluted	15,500,000	15,500,000	15,500,000	15,500,000
See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance as of January 1, 2007	$155	$125,590	$4,875	$130,620
Net income	—	—	12,384	12,384
Cash dividend paid	—	(9,101)	(8,724)	(17,825)

Balance at June 30, 2007 (unaudited)	$155	$116,489	$8,535	$125,179

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$12,384	$16,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,595	7,944
Unrealized (gain) on interest rate swap	(2,331)	(7,137)
Amortization of debt issuance costs	118	118
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Other receivables	228	334
Prepaid expenses and accrued income	(14)	98
Accrued expenses and other current liabilities	(171)	(1,725)
Unearned revenues	—	3,119

Net cash provided by operating activities	17,809	19,303

INVESTING ACTIVITIES:
Vessel acquisitions	—	(92,000)
Sale of short-term investments	19,000	7,300
Purchase of short-term investments	(18,400)	(13,400)

Net cash provided (used) by investing activities	600	(98,100)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	94,500
Dividend payments from retained earnings	(8,724)	(15,287)
Dividend payments from paid in capital	(9,101)	(1,763)

Net cash (used) provided by financing activities	(17,825)	77,450

Net increase (decrease) in cash	584	(1,347)
Cash and cash equivalents, beginning of period	3,210	11,839

Cash and cash equivalents, end of period	$3,794	$10,492

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. GENERAL
     Arlington Tankers Ltd. (the “Company” or “Arlington”) was incorporated in September 2004 under the laws of Bermuda for the purpose of acquiring six tanker vessels (the “Initial Vessels”) consisting of two V-MAX VLCC’s from Concordia Maritime AB (“Concordia”), two Product tankers from Stena AB (“Stena”), and two Panamax tankers from subsidiaries of Stena, Concordia and two companies owned 75% by Stena and 25% by Fram Shipping Co. Ltd (“Fram”). In November 2004, the Company completed its initial public offering by issuing and selling to the public 11,450,000 common shares, par value $0.01 per share, at a price to the public of $20.00 per share, raising gross proceeds of $229 million before the deduction of underwriting discounts, commissions and expenses of approximately $17.7 million. Simultaneously, the Company issued a total of 4,050,000 common shares at a price of $20.00 per share to Stena, Concordia and Fram, for total consideration of $81 million, as part of the settlement of the purchase price of the Initial Vessels. On that date the Company also raised $135 million of secured debt (before expenses of approximately $0.8 million) as part of the financing of the Initial Vessels. On acquisition of the Initial Vessels, the excess of the purchase price of $426.5 million over the historical book value of $283.2 million at which the predecessor shareholders carried the Initial Vessels on their books was considered a deemed distribution of $143.3 million to those predecessor shareholders. An aggregate of 1,717,500 of these shares were sold in the initial public offering in connection with the underwriters’ exercise of their over-allotment option. The Company did not receive any proceeds from the sale of shares by Stena, Concordia, and Fram. Concurrent with the closing of this initial public offering, the Company completed the acquisition of the Initial Vessels.
     In December 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland. The term loan agreement provides for a facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance the Company’s previous debt facility, (2) finance the purchase price of two new Product tankers from Stena and (3) general corporate purposes. The Company completed the refinancing of its previous debt facility in December 2005 and completed the acquisition of the two Stena Product tankers in January 2006. The new term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization required prior to maturity. Borrowings under the term loan agreement bear interest at the London Inter-Bank Offer Rate (“LIBOR”) plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of the Company’s Vessels to the amount outstanding under the loan facility falls below 2.0 (the “Ratio”). The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, the Company entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the Ratio falls below 2.0. The net annual cash interest costs will approximate 5.38% (5.48% if the Ratio falls below 2.0) due to the cash benefit that the Company received in December 2005 from the termination of a swap with Fortis Bank of $4.8 million. That cash benefit has been designated by the Company’s Board of Directors to offset the higher annual interest costs over the life of the new $229.5 million term loan facility.
     On January 5, 2006, the Company entered into a series of agreements with certain Stena subsidiaries, Stena Bulk, Northern Marine Management Ltd. (“Northern Marine”), and Stena Maritime (the “Stena Parties”), pursuant to which the Company, through wholly owned subsidiaries, purchased from subsidiaries of Stena Maritime two Product tankers known as the Stena Concept and the Stena Contest (the “Additional Vessels”) for a purchase price per Additional Vessel of $46,000,000. In connection with the acquisition of the Additional Vessels, the Company and the Stena Parties also entered into certain related agreements with the Stena Parties and amended certain of its agreements with the Stena Parties related to the Initial Vessels. At the closing of this acquisition, the Company’s subsidiaries that purchased the Additional Vessels and Stena Bulk entered into new time charter party agreements with respect to the Additional Vessels. Under the new time charter parties, which are substantially similar to the time charter parties that the Company’s subsidiaries have entered into for the Initial Vessels, the Company’s subsidiaries that purchased the Additional Vessels time chartered the Additional Vessels to Stena Bulk for an initial period of three years at the fixed daily Basic Hire without any Additional Hire provision. At the end of the initial three-year period, both the Company and Stena Bulk have the option to extend the time charters on a vessel-by-vessel basis for an additional 30 months, at the fixed daily Basic Hire. If Stena Bulk exercises this option, there will be an Additional Hire provision during the 30-month period. If the Company exercises this option, there will be no Additional Hire arrangement. Furthermore, if Stena Bulk exercises the 30-month option, there will be two additional one-year options, exercisable by Stena Bulk, at the fixed daily Basic Hire set forth below, but without an Additional Hire provision.
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
     At the closing of the acquisition of the Additional Vessels, the ship management agreements for the Company’s Initial Vessels were also amended. These amendments modified the provisions relating to drydocking of the Vessels. Specifically, the amendments provided that all drydockings during the term of the ship management agreements are to be at the sole cost and expense of Northern Marine. In addition, Northern Marine agreed to conduct at least one mid-period drydocking for each Product tanker and Panamax tanker prior to redelivery of such Vessels. Under the terms of the ship management agreements, the cost of these intermediate and special surveys is covered by the vessel management fees that the Company pays to Northern Marine. Upon redelivery of the Vessels to the Company at the expiration of the ship management agreements, Northern Marine has agreed to re-pay to the Company any drydocking provision accrued, but not used, from the completion of the last drydocking during the term of the applicable Ship Management Agreement (or if no drydocking occurs during the term of such agreement, from the date of commencement of such agreement), to the date of redelivery at the daily rates specified in the ship management agreements. No amounts have been accrued for the potentially refundable portion of the management fee.
     Based on their filings with the SEC, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of the Company’s outstanding common shares.
     The Company’s eight vessels (the “Vessels”) are currently owned by eight wholly-owned subsidiaries of the Company (each, a “Vessel Subsidiary”). The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel. The flag state for each of the Company’s Vessels is Bermuda.
     The following table sets out the details of the Vessels included in these consolidated financial statements:

				Initial Charter
Vessel Type	Year Built	Dwt	Date Acquired	Expiration Date(1)
V-MAX
Stena Victory	2001	314,000	November 10, 2004	November 9, 2009
Stena Vision	2001	314,000	November 10, 2004	November 9, 2009
Panamax
Stena Companion	2004	72,000	November 10, 2004	November 9, 2008
Stena Compatriot	2004	72,000	November 10, 2004	November 9, 2010
Product
Stena Concord	2004	47,400	November 10, 2004	November 9, 2008
Stena Consul	2004	47,400	November 10, 2004	November 9, 2010
Stena Concept	2005	47,400	January 5, 2006	January 4, 2009
Stena Contest	2005	47,400	January 5, 2006	January 4, 2009

(1)	Each of the charters contains renewal options described in greater detail below.
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
     The following table sets forth the daily Basic Hire for the Initial Vessels.

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2006 – Nov. 10, 2007	36,469	17,989	17,989	16,043	16,043
Nov. 11, 2007 – Nov. 10, 2008	36,882	18,306	18,306	16,335	16,335
Nov. 11, 2008 – Nov. 10, 2009 (1)	37,316	18,639	18,639	16,642	16,642
Nov. 11, 2009 – Nov. 10, 2010 (2)	37,772	18,989	18,989	16,964	16,964
Nov. 11, 2010 – Nov. 10, 2011 (3)	38,251	19,356	19,356	17,303	17,303
Nov. 11, 2011 – Nov. 10, 2012	38,753	19,741	—	17,658	—
Nov. 11, 2012 – Nov. 10, 2013	—	20,145	—	18,031	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX Tankers, Stena Vision and Stena Victory. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
     The following table sets forth the daily Basic Hire for the Additional Vessels.

Stena Concept
Stena Contest
Period	(Product)
January 5, 2006 – January 4, 2007	$19,765
January 5, 2007 – January 4, 2008	20,043
January 5, 2008 – January 4, 2009	20,335

Stena Concept
Stena Contest
Period	(Product)
January 5, 2009 – January 4, 2010 (1)	17,942
January 5, 2010 – January 4, 2011	18,264
January 5, 2011 – July 4, 2011	18,603
July 5, 2011 – July 4, 2012 (2)	21,158
July 5, 2012 – July 4, 2013	21,531

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either the Company or the Charterers may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the Charter for this 30-month period, the Company would be eligible to earn Additional Hire in addition to Basic Hire. If the Company extends the Charter for this 30-month period, the Company would not be eligible to earn Additional Hire during this period. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters if the Charterers exercises the option described in Footnote 1 above. The Company would not be eligible to earn Additional Hire over the term of such extensions. There can be no assurance that the Charterer will exercise any option.
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
     With respect to the two V-MAX Vessels, the sub-charter rate that Concordia receives from Sun International is greater than the Basic Hire rate that the Company receives from Concordia. Therefore, the Company earns Additional Hire revenue while the V-MAX vessels are sub-chartered to Sun International. The Additional Hire revenue associated with the Sun International sub-charters is guaranteed, meaning that the Company is paid the Additional Hire revenue by Concordia whether or not the two V-MAX vessels are in service during the term of the Sun International sub-charters. In the case of the current sub-charters with Sun International, the Company receives guaranteed Additional Hire equal to the difference between the amount paid by Sun International under its sub-charters with Concordia and the Basic Hire rate in effect, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of the charterhire received by the Charterer and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of the charterhire received by the Charterer.
     The sub-charter with Sun International relating to the Stena Victory is due to expire within 30 days of September 30, 2007. The sub-charter with Sun International relating to the Stena Vision was originally due to expire within 30 days of June 30, 2007. However, because that vessel was off-hire for repairs, Sun International has elected to extend the term of the sub-charter relating to the Stena Vision so that it is now due to expire within 30 days of July 31, 2008.
     Immediately following the expiration of each sub-charter with Sun International, the Company expects the applicable V-MAX tanker to commence operating under a new two-year sub-charter agreement between Concordia and LukOil International Trading and Supply Company, (“Litasco”). The sub-charter rate that Litasco is obligated to pay to Concordia is greater than the Basic Hire rate that the Company will receive from Concordia. Therefore, the Company expects to earn Additional Hire revenue while the V-MAX vessels are under the Litasco sub-charters in addition to the guaranteed Basic Hire. The Additional Hire revenue will not be exposed to fluctuations in spot market rates. Additional Hire for the V-MAX tankers under the Litasco sub-charters will be based on the time charter hire received by Concordia under the sub-charters. Additional Hire revenues under the Litasco sub-charters are not guaranteed, meaning that the Company will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, the Company will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Litasco sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, the Company expects the V-MAX tankers to generate Additional Hire revenues of approximately $350,000 per Vessel per quarter in addition to the guaranteed Basic Hire levels, once the Litasco sub-charters commence.
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
     The following table sets forth the daily base operating costs for the Initial Vessels.

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2006 – Nov. 10, 2007	8,269	6,339	6,339	5,843	5,843
Nov. 11, 2007 – Nov. 10, 2008	8,682	6,656	6,656	6,135	6,135
Nov. 11, 2008 – Nov. 10, 2009 (1)	9,116	6,989	6,989	6,442	6,442
Nov. 11, 2009 – Nov. 10, 2010 (2)	9,572	7,339	7,339	6,764	6,764

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2010 – Nov. 10, 2011 (3)	10,051	7,706	7,706	7,103	7,103
Nov. 11, 2011 – Nov. 10, 2012	10,553	8,091	—	7,458	—
Nov. 11, 2012 – Nov. 10, 2013	—	8,495	—	7,831	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX Tankers. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
     The following table sets forth the daily base operating costs for the Additional Vessels.

Stena Concept
Stena Contest
Period	(Product)
January 5, 2006 – January 4, 2007	$5,565
January 5, 2007 – January 4, 2008	5,843
January 5, 2008 – January 4, 2009	6,135
January 5, 2009 – January 4, 2010 (1)	6,442
January 5, 2010 – January 4, 2011	6,764
January 5, 2011 – July 4, 2011	7,103
July 5, 2011 – July 4, 2012 (2)	7,458
July 5, 2012 – July 4, 2013	7,831

(1)	At the end of the initial charter period expiring on January 4, 2009, either the Company or the Charterers may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the charter for this 30-monthly period, the Company would be eligible to earn Additional Hire in addition to Basic Hire. If the Company extends the Charter for this 30-month period, the Company would not be eligible to earn Additional Hire during this period. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters if either one of the Charterers exercises the option described in Footnote 1 above. The Company will not be eligible to receive Additional Hire over these periods. There can be no assurance that the Charterer will exercise any option.
     The Company has also agreed to pay to Northern Marine an incentive fee for each day a Vessel is on hire in excess of 360 days during any twelve-month period following the date the applicable Vessel was delivered to the Company in amount equal to the daily Basic Hire for such Vessel. If the Company terminates its ship management agreements with Northern Marine because Northern Marine has failed to perform its obligations under such agreements, Stena has agreed to provide a replacement ship manager to perform the obligations set forth in the ship management agreements on the same terms and for the same fixed amounts payable to Northern Marine.
     Northern Marine provides technical and crewing management and payroll and support services to the Stena Sphere shipping divisions and several other clients, including ChevronTexaco Corporation, Technip Offshore UK and Gulf Marine Management. Northern Marine has offices in Glasgow, Aberdeen, Mumbai, Kiel, Houston, Manila, Rotterdam and Singapore and has over 4,400 seafarers employed on approximately 90 vessels.
2. ACCOUNTING POLICIES
Basis of accounting and presentation
     The unaudited condensed interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The resulting operations for the interim periods ended June 30, 2007, are not necessarily indicative of the results for the entire year ended December 31, 2007. The consolidated financial statements include the assets and liabilities, results of operations and cash flows of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Cash and cash equivalents and short-term investments
     The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. The Company considers all demand and time deposits and all highly liquid investments with an original maturity of greater than three months as of the date of purchase to be short-term investments. Cash and cash equivalents of $3.8 million and short-term investments of $12.4 million as of June 30, 2007 are pledged as described in Note 8 and are held at a single financial institution with a Standard & Poor’s rating of A+. The carrying value of cash and cash equivalents approximates its fair value.
Drydocking
     In addition to vessel acquisition, other major expenditures include funding the Company’s maintenance program of regularly scheduled intermediate surveys or special surveys necessary to preserve the quality of the Company’s Vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that the Vessels will undergo intermediate surveys 2.5 years after special surveys and that the Vessels will undergo special surveys every five years. During 2007, thus far, none of the Company’s Vessels has completed a special survey or intermediate survey. Under the terms of the Company’s ship management agreements with Northern Marine, the cost of these intermediate and special surveys is covered by the vessel management fees that the Company pays to Northern Marine. During the duration of these intermediate and special surveys, the Company will not have the opportunity to earn Additional Hire revenues from profit-sharing arrangements with Stena.
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
     The Company operates in the shipping industry which historically has been cyclical with corresponding volatility in profitability and vessel values. Vessel values are strongly influenced by charter rates which in turn are influenced by the level and pattern of global economic growth and the world-wide supply and demand for vessels. The spot market for tankers is highly competitive and charter rates are subject to significant fluctuations. Dependence on the spot market may result in lower utilization. Each of the aforementioned factors are important considerations associated with the Company’s assessment of whether the carrying amount of its owned Vessels are recoverable. The Company seeks to mitigate the effect of such factors by various means such as by obtaining long term charter contracts. There is a concentration of credit risk because all revenues are due solely from the Charterers. See Note 4.
Fair value of financial instruments
     Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair values for all financial instruments, both on- and off-balance sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of June 30, 2007 and December 31, 2006.
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
3. RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2006, the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is the year ending December 31, 2007. The adoption of FIN 48 did not have any impact on the Company’s financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. SFAS 157 will be effective for us beginning in fiscal 2008. The Company is currently evaluating the impact SFAS 157 will have on the Company’s financial position, results of operations and cash flows.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option from Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 includes an amendment of FAS No. 115 and is intended, as part of the FASB’s ongoing measurement goals, to encourage the application of fair value measurement, allowing the measurement of many financial instruments at fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this new standard, but believe that it will not have a material impact on our financial position, results of operations or cash flow.
4. CHARTER REVENUES
     The future revenues that the Company expects to receive under the time charters in effect as of June 30, 2007, is $154.2 million. This estimate represents the Basic Hire under the time charters in effect between the Company and Stena and Concordia that expire in November 2008 with respect to two of the Company’s Vessels, in 2009 with respect to four of the Company’s Vessels and in 2010 with respect to two of the Company’s Vessels. This estimate does not include any future revenues that the Company may receive if the

Charterers exercise their options to extend the charters. The estimated future revenues include the guaranteed Additional Hire revenue related to Concordia’s sub-charters of the two V-MAX vessels to Sun International. As discussed further in Note 1, the sub-charter relating to the Stena Victory is due to expire within 30 days of September 30, 2007 and the sub-charter relating to the Stena Vision is due to expire within 30 days of July 31, 2008. Immediately following the expiration of each sub-charter with Sun International, the Company expects the applicable V-MAX tanker to commence operating under a new sub-charter agreement with Litasco. During the term of these new sub-charters, the Company will continue to earn guaranteed Basic Hire from Concordia and will also earn Additional Hire under the profit sharing provisions of the Charters. The table below assumes that Additional Hire of approximately $350,000 per Vessel per quarter is paid on the V-MAX Vessels upon commencement of the Litasco sub-charters, and assumes that the V-MAX Vessels operate for 90 days per quarter.

Minimum Future
Year	Charter Revenue
(In thousands of $)
2007 (July 1 through December 31)	34,899
2008	68,244
2009	39,024
2010	12,081
5. OTHER RECEIVABLES

	June 30,	December 31,
	2007	2006
	(In thousands of $)
Additional hire revenue due from Stena/Concordia	$751	$979

	$751	$979

     As of June 30, 2007 and December 31, 2006 other receivables represent amounts due under the Additional Hire profit share arrangement. These amounts are calculated quarterly in arrears.
6. VESSELS, NET

	June 30,	December 31,
	2007	2006
	(In thousands of $)
Vessels
Cost	$402,426	$402,426
Accumulated depreciation	(65,049)	(57,453)
Net book value at end of period	337,377	344,973

Spare parts	—	—

Vessels, net	$337,377	$344,973

     There have been no drydocking costs capitalized through June 30, 2007.
7. DEFERRED DEBT ISSUANCE COST
     Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in other interest expense. As of June 30, 2007 and December 31, 2006 the balance relates entirely to the Company’s $229.5 million secured term loan facility with The Royal Bank of Scotland. Deferred debt issuance cost is comprised of the following amounts.

	June 30,	December 31,
	2007	2006
	(In thousands of $)
Debt arrangement fees	$1,200	$1,200
Accumulated amortization	(363)	(245)

Deferred debt issuance cost	$837	$955

8. DEBT

	June 30,	December 31,
	2007	2006
	(In thousands of $)
Secured credit facility	$229,500	$229,500
Total debt	$229,500	$229,500

     As of June 30, 2007 and December 31, 2006, the Company had $229.5 million in debt outstanding under its facility with The Royal Bank of Scotland . In December 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland for a facility of $229.5 million. The term loan agreement is secured by first priority mortgages over each of the eight Vessels, assignment of earnings and insurances and the Company’s rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly-owned subsidiaries and a security interest in certain of the Company’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the Ratio falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the ratio falls below 2.0.
     The term loan agreement provides that if at any time the aggregate fair value of the Company’s Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital. At June 30, 2007 and December 31, 2006 the Company was in compliance with the financial covenants of the loan agreement.
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
     As of June 30, 2007 and December 31, 2006 the Company had not designated any derivatives as part of a hedge transaction.
     In December 2005, the Company entered into a $229.5 million secured debt facility with The Royal Bank of Scotland. In conjunction with the new debt facility, the Company entered into an interest rate swap to change the characteristics of the interest payments on its secured debt facility from LIBOR to a fixed rate of 5.7325%, or 5.8325% if the Ratio falls below 2.0. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at June 30, 2007 was an asset of $2.4 million. Accordingly, the Company recorded a non-cash increase in the fair value of the interest rate swap of $3.4 million in current earnings as an unrealized gain in the second quarter of 2007. The fair market value of the Company’s interest rate swap will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate swap will decrease which will result in an unrealized loss in current earnings. If the implied forward interest rate curve increases, the fair market value of the interest rate swap will increase as a result of an unrealized gain in current earnings. If the implied forward interest rate curves increase above the fixed rate of 5.7325%, the fair market value of the swap will increase and result in an unrealized gain on the swap. In either case, changes in the unrealized gain or loss as a result of fluctuations in the fair value of the interest rate swap did not impact the Company’s cash dividend payments.
     The base floating rate of LIBOR plus margin of 75 basis points for the quarter ended June 30, 2007 and the base floating rate of LIBOR plus margin of 75 basis points for the quarter ended June 30, 2006 were 5.35% and 4.98%, respectively. For the six months ended June 30, 2007 the Company had approximately $434,000 of reclassifications to decrease interest expense. For the six months ended June 30, 2006, the Company had approximately $256,000 of reclassifications to increase interest expense. These reclassifications did not impact the Company’s obligation under its debt facilities. However, these amounts represent the net payments made under the swap agreements that represent interest expense paid in excess of the variable interest incurred and paid under the debt facility. The following table summarizes interest expense incurred under the Company’s debt facilities and interest rate swap agreements for the six months ended June 30, 2007 and June 30, 2006, exclusive of amortized debt issue costs and other interest costs:

($ in thousands)	Six months ended	Six months ended
	June 30, 2007	June 30, 2006

Interest related to floating rate debt facility	$7,086	$6,284
Interest (benefit) cost related to swap agreement	(434)	256

Total interest incurred under debt facility and interest rate swap	$6,651	$6,540

     Except for these interest rate swaps, the Company had no other outstanding derivative instruments as of June 30, 2007 and December 31, 2006.
     The Company is exposed to credit risk in the event of non-performance by the counter-parties to its swap contracts. The Company minimizes its credit risk on these transactions by endeavoring to only deal with credit-worthy financial institutions, and therefore the Company views the risk of non-performance by the counter-parties as low.
10. SHARE CAPITAL
     As of June 30, 2007 and December 31, 2006, the Company’s authorized share capital is comprised of 12,000 founder shares, par value $1.00 per share, which have been authorized but not issued, 60,000,000 common shares, par value $0.01 per share, and 4,000,000 undesignated preference shares, par value $0.01 per share.
     As of June 30, 2007 and December 31, 2006, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no founder or preference shares issued and outstanding.
11. COMMITMENTS AND CONTINGENCIES

	June 30,	December 31,
	2007	2006
	(In thousands of $)
Ship mortgages	$229,500	$229,500
     As of June 30, 2007 and December 31, 2006, ship mortgages represent first mortgages on the eight Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011.
     The minimum future Vessel operating expenses to be paid by the Company under the ship management agreements in effect as of June 30, 2007 that will expire in 2008, 2009, and 2010 (if not extended), and which increase 5% per year on November 9th is $44.6 million. Below is a summary by year of the minimum future Vessel operating expenses:

Minimum Future Vessel
Year	Operating Expenses
(In thousand of $)
2007 (July 1 through December 31)	9,780
2008	19,631
2009	10,711
2010	4,428
     The Company has guaranteed the obligations of each of the Vessel Subsidiaries under the charters and ship management agreements described in Note 1.
     The Company has entered into a registration rights agreement with subsidiaries of Concordia and Stena and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of June 30, 2007 no such expenses had been incurred.
     Effective July 12, 2005, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% eligible compensation deferred by employees. All of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the six months ended June 30, 2007 the Company’s matching contribution was $28,000.
12. RELATED PARTY TRANSACTIONS
     As described in Note 1, the Company was formed for the purpose of acquiring the six Initial Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004. In January 2006 the Company acquired the two Additional Vessels from Stena. Prior to their acquisitions, the Vessels were traded in the spot market. The Company has entered into time charters for the eight Vessels with subsidiaries of Stena and Concordia that expire in 2008 with respect to two of the Vessels, in 2009 with respect to four of the Vessels and in 2010 with respect to two of the Vessels. The revenue received from Stena and Concordia for the three and six months ended June 30, 2007 under these contracts was $17.8 million and $35.1 million, respectively.
     The Company has also entered into ship management arrangements with a subsidiary of Stena that expire in 2008, 2009, and 2010. The amounts charged by this Stena subsidiary under these agreement for the three and six months ended June 30, 2007 was $5.0 million and $10.0 million, respectively.
13. SUBSEQUENT EVENTS
     On July 24, 2007, the Company declared a cash dividend of $9,145,000 or $0.59 per share, and paid that dividend on August 6, 2007 to shareholders of record as of August 3, 2007.
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
•	future operating or financial results;

•	future payments of quarterly dividends and the availability of cash for payment of quarterly dividends;

•	statements about future, pending or recent acquisitions, business strategy, areas of possible expansion, and expected capital spending or operating expenses;

•	statements about tanker market trends, including charter rates and factors affecting vessel supply and demand;

•	expectations about the availability of vessels to purchase, the time which it may take to construct new vessels, or vessels’ useful lives;

•	the expected expiration dates of the Sun International sub-charters relating to our V-MAX tankers and the commencement dates of the Litasco sub-charters relating to those tankers.

•	our ability to repay our secured credit facility at maturity, to obtain additional financing and to obtain replacement charters for our Vessels.
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
OVERVIEW
     In November 2004, we completed our initial public offering by issuing and selling to the public 11,450,000 common shares, par value $0.01 per share, at a price to the public of $20.00 per share, raising gross proceeds of $229 million before the deduction of underwriting discounts, commissions and expenses of approximately $17.7 million. Affiliates of Stena, Concordia and Fram sold an additional 1,717,500 shares in the initial public offering in connection with the underwriters’ exercise of their over-allotment option. We did not receive any proceeds from the sale of these shares by Stena, Concordia, and Fram. Concurrently with the closing of our initial public offering, we completed the acquisition of our six initial vessels, which we refer to as the Initial Vessels. In order to fund a portion of the purchase price of our Initial Vessels, we issued a total of 4,050,000 common shares at a price of $20.00 per share to Stena, Concordia and Fram, for total consideration of $81 million. We financed the remainder of the purchase price of our Initial Vessels through a secured debt financing of $135 million, before expenses of approximately $0.8 million, which we terminated in December of 2005. On the date that we purchased our Initial Vessels, we made a deemed distribution of $143.3 million to Stena, Concordia and Fram which consisted of the difference between the $426.5 million purchase price of our Initial Vessels and the historical book value of $283.2 million at which Stena, Concordia and Fram carried the Initial Vessels on their books.
     Based on their filings with the SEC, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of our outstanding common shares.
     In December 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland in order to (1) refinance our indebtedness under our prior debt facility, (2) finance the purchase price of our two additional vessels, which we refer to as the Additional Vessels, from Stena and (3) general corporate purposes. We completed the refinancing of our previous debt facility in December 2005 and completed the acquisition of the Additional Vessels in January 2006. The term loan agreement provides for a loan facility of $229.5 million. The new term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of our Vessels to the amount outstanding under the loan facility falls below 2.0, which we refer to as the Ratio. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, we entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, we have effectively fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the Ratio falls below 2.0. The net annual cash interest costs will approximate 5.38%, or 5.48% if the ratio described above falls below 2.0, due to the benefit that we received in December 2005 from a swap associated with our prior debt facility. That cash benefit has been designated by our Board of Directors to offset the interest cost over the life of the new $229.5 million term loan facility.
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
     Our eight Vessels are currently owned by eight subsidiaries that we wholly own. The primary activity of each Vessel Subsidiary is the ownership and operation of a Vessel. The flag state for each of our Vessels is Bermuda.
     The following table sets out certain details relating to our Vessels:

				Initial Charter
Vessel Type	Year Built	Dwt	Date Acquired	Expiration Date(1)
V-MAX
Stena Victory	2001	314,000	November 10, 2004	November 9, 2009
Stena Vision	2001	314,000	November 10, 2004	November 9, 2009
Panamax
Stena Companion	2004	72,000	November 10, 2004	November 9, 2008
Stena Compatriot	2004	72,000	November 10, 2004	November 9, 2010
Product
Stena Concord	2004	47,400	November 10, 2004	November 9, 2008
Stena Consul	2004	47,400	November 10, 2004	November 9, 2010
Stena Concept	2005	47,400	January 5, 2006	January 4, 2009
Stena Contest	2005	47,400	January 5, 2006	January 4, 2009

(1)	Each of the charters contains renewal options described in greater detail below under the heading “Our Charters.”
OUR CHARTERS
     Effective November 10, 2004 for the Initial Vessels and January 5, 2006 for the Additional Vessels, we have chartered our Vessels to subsidiaries of Stena and Concordia, who we refer to as the Charterers, under fixed rate charters with initial periods of three, four and five-years.
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
     At the closing of the acquisition of the Additional Vessels, we also amended the time charter parties for our four previously acquired Product tankers and Panamax tankers. These amendments modified the charter periods for these four Vessels and made changes to the calculation of Additional Hire under these time charter parties. The amendments to the terms of the charters provided that (1) the initial five-year fixed term for one of the Product tankers (Stena Consul) and one of the Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by Stena Bulk and (2) the initial five-

year fixed term for one of the Product tankers (Stena Concord) and one of the Panamax tankers (Stena Companion) was reduced so that it expired in November 2008, followed by three one-year options exercisable by Stena Bulk. The term of the charters for the V-MAX tankers was not amended. The amendments to the Additional Hire provisions provided for certain favorable adjustments to fuel consumption metrics used in the calculation of Additional Hire for the Product tankers and Panamax tankers.
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

     The following table sets forth the daily Basic Hire for the Additional Vessels.

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
     The sub-charter with Sun International relating to the Stena Victory is due to expire within 30 days of September 30, 2007. The sub-charter with Sun International relating to the Stena Vision was originally due to expire within 30 days of June 30, 2007. However, because that vessel was off-hire for repairs, Sun International has elected to extend the term of the sub-charter relating to the Stena Vision so that it is now due to expire within 30 days of July 31, 2008.
     Immediately following the expiration of each sub-charter with Sun International, we expect the applicable V-MAX tanker to commence operating under a new two-year sub-charter agreement between Concordia and Litasco. The sub-charter rate that Concordia will receive from Litasco is greater than the Basic Hire rate that we will receive from Concordia. Therefore, we expect to earn Additional Hire revenue while the V-MAX Vessels are under the Litasco sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire for the V-MAX tankers under the Litasco sub-charters will be based on the time charter hire received by Concordia under the sub-charters. Additional Hire revenues under the Litasco sub-charters are not guaranteed, meaning that we will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, we will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Litasco sub-charters and assuming that both V-MAX Vessels operate for 90 days per quarter, we expect the V-MAX tankers to generate Additional Hire revenues of approximately $350,000 per Vessel per quarter in addition to the guaranteed Basic Hire levels, once the Litasco sub-charters commence.
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
     At the closing of the acquisition of the Additional Vessels, the ship management agreements for our Initial Vessels were amended. These amendments modified the provisions relating to drydocking of the Vessels. Specifically, the amendments provided that all drydockings during the term of the ship management agreements are to be at the sole cost and expense of Northern Marine. In addition, Northern Marine agreed to conduct at least one mid-period drydocking for each Product tanker and Panamax tanker prior to redelivery of such Vessels. Under the terms of the ship management agreements, the cost of these intermediate and special surveys is covered by the management fees that we pay to Northern Marine. Upon redelivery of the Vessels to us at the expiration of the ship management agreements, Northern Marine has agreed to re-pay to us any drydocking provision accrued, but not used, from the completion of the last drydocking during the term of the applicable Ship Management Agreement (or if no drydocking occurs during the term of such agreement, from the date of commencement of such agreement), to the date of redelivery at the daily rates specified in the ship management agreements.
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
     The following table sets forth the daily base operating costs for the Initial Vessels.

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2006 – Nov. 10, 2007	8,269	6,339	6,339	5,843	5,843
Nov. 11, 2007 – Nov. 10, 2008	8,682	6,656	6,656	6,135	6,135
Nov. 11, 2008 – Nov. 10, 2009 (1)	9,116	6,989	6,989	6,442	6,442
Nov. 11, 2009 – Nov. 10, 2010 (2)	9,572	7,339	7,339	6,764	6,764
Nov. 11, 2010 – Nov. 10, 2011 (3)	10,051	7,706	7,706	7,103	7,103
Nov. 11, 2011 – Nov. 10, 2012	10,553	8,091	—	7,458	—
Nov. 11, 2012 – Nov. 10, 2013	—	8,495	—	7,831	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX tankers. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
     The following table sets forth the daily base operating costs for the Additional Vessels.

Stena Concept
Stena Contest
Period	(Product)
January 5, 2006 – January 4, 2007	$5,565
January 5, 2007 – January 4, 2008	5,843
January 5, 2008 – January 4, 2009	6,135
January 5, 2009 – January 4, 2010 (1)	6,442

Stena Concept
Stena Contest
Period	(Product)
January 5, 2010 – January 4, 2011	6,764
January 5, 2011 – July 4, 2011	7,103
July 5, 2011 – July 4, 2012 (2)	7,458
July 5, 2012 – July 4, 2013	7,831

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either we or the Charterer may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the charter for this 30-monthly period, we would be eligible to earn Additional Hire in addition to Basic Hire. If the Company extends the Charter for this 30-month period, the Company would not be eligible to earn Additional Hire during this period. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters if the option described in Footnote 1 above is exercised. We will not be eligible to receive Additional Hire over these periods. There can be no assurance that the Charterer will exercise any option.
     We have also agreed to pay to Northern Marine an incentive fee for each day a Vessel is on hire for over 360 days during any twelve-month period following the date the applicable Vessel was delivered to us in amount equal to the daily Basic Hire for such Vessel. If we terminate the ship management agreements with Northern Marine because Northern Marine has failed to perform its obligations under such agreements, Stena has agreed to provide a replacement ship manager to perform the obligations set forth in the ship management agreements on the same terms and for the same fixed amounts payable to Northern Marine.
     Northern Marine provides technical and crewing management and payroll and support services to the Stena Sphere shipping divisions and several other clients, including ChevronTexaco Corporation, Technip Offshore UK and Gulf Marine Management. Northern Marine has offices in Glasgow, Aberdeen, Mumbai, Kiel, Houston, Manila, Rotterdam and Singapore and has over 4,400 seafarers employed on approximately 90 vessels.
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
     The table below sets forth amounts that would be available to us for the payment of dividends for each of the fiscal years set forth below assuming that:
•	the Basic Hire is paid on all of our Vessels, all of our Vessels are on hire for 360 days per fiscal year and the options to extend the charters are exercised by the Charterers;

•	no Additional Hire is paid on our two Panamax Tankers or our two Product Tankers that are eligible to earn Additional Hire other than the $1.3 million earned in the first six months of 2007;

•	the guaranteed Additional Hire is paid based on the two current sub-charters with Sun International which will expire within 30 days of September 30, 2007 and within 30 days of July 31, 2008;

•	Additional Hire of approximately $350,000 per Vessel per quarter is paid on the V-MAX Vessels upon commencement of the Litasco sub-charters, assuming that the V-MAX Vessels operate for 90 days per quarter;

•	the V-MAX Vessels are returned on the notional termination dates of the sub-charter within the 60-day delivery window;

•	we have no cash expenses or liabilities other than the ship management agreements, our current directors’ fees, the current salaries and benefits of our employees, currently anticipated administrative and other expenses and interest under our secured term loan facility;

•	we pay no U.S. federal income taxes and minimal U.S. state and payroll taxes;

•	we have no requirement to fund any required capital expenditures with respect to our Vessels;

•	we do not suffer the loss or constructive loss of any of our Vessels;

•	no material cash reserves or requirements are established by the actions of our Board of Directors or management;

•	we remain in compliance with our secured term loan facility which requires, among other things, that the fair market value of our Vessels exceeds 140% of our borrowings under the facility (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order to pay dividends; and

•	we do not issue any additional common shares or other securities or borrow any additional funds.
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
     The following table sets forth:
•	the amount of cash that was available for dividends in the fiscal year ended December 31, 2006; and

•	based on the assumptions and the other matters in the preceding paragraphs, our estimate of the amount of cash likely to be available for dividends for each of the 2007, 2008 and 2009 fiscal years.

	2006	2007	2008	2009
	(In millions of dollars, except
	per share amounts)
Basic Hire(1)	$64.3	$65.3	$66.2	$65.3
V-MAX Additional Hire – Sun International sub-charters(2)	2.4	1.9	.5	—
V-MAX Additional Hire – Litasco sub-charters(3)	—	0.4	2.2	2.5
Additional Hire – Panamax and Product tankers(4)	2.7	1.3	—	—
Vessel operating expenses	(18.6)	(19.3)	(20.3)	(21.2)
Cash administrative expenses(5)	(2.7)	(2.3)	(2.4)	(2.5)
Cash interest costs(6)	(12.0)	(12.3)	(12.3)	(12.3)

Cash available for dividends	36.1	35.0	33.9	31.8

Estimated dividends per share(7)	$2.33	$2.26	$2.19	$2.05

(1)	Basic Hire revenues for 2008 and 2009 assume that options available under the charter contracts are exercised by the Charterer. Basic Hire reflected in the above table includes $700,000 of revenue in 2008 and $28.8 million of revenue in 2009 arising from such option exercises.

(2)	The Additional Hire revenue associated with the Sun International sub-charters is guaranteed, meaning that we will be paid the Additional Hire revenue by Concordia whether the two V-MAX tankers are in service or not in service, during the terms of the Sun International sub-charters. The sub-charter with Sun International for the Stena Victory is due to expire within 30 days of September 30, 2007 and the sub-charter with Sun International for the Stena Vision is due to expire within 30 days of July 31, 2008. Our estimate above reflects guaranteed V-MAX Additional Hire revenue from Sun International sub-charters through September 30, 2007 and July 31, 2008, respectively.

(3)	Immediately following the expiration of each sub-charter with Sun International, we expect the applicable V-MAX tanker to commence operating under a new sub-charter agreement with Litasco. During the term of these new sub-charters, we will continue to earn guaranteed Basic Hire from Concordia and we will also earn Additional Hire under the profit sharing provisions of the Charters. Additional Hire for the V-MAX tankers under the new sub-charters will be based on a fixed time charter hire payable by Litasco to Concordia under the sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire revenues under these sub-charters are not guaranteed, meaning that we will earn Additional Hire only if the Vessel is in service. Our estimated cash available for dividends includes our estimated Additional Hire for the Stena Victory, assuming that the Litasco sub-charter for that Vessel begins on October 1, 2007. Our estimated cash available for dividends includes our estimated Additional Hire for the Stena Victory, assuming that the Litasco sub-charter for that Vessel begins on August 1, 2008. Once the new sub-charters commence, the profit sharing provisions in the Concordia charters are expected to result in Additional Hire revenue of approximately $350,000 per Vessel per quarter, based on the time charter rates under the sub-charters and assuming the Vessels operate 90 days per quarter, in addition to the guaranteed Basic Hire.

(4)	Reflects Additional Hire revenues actually earned by our two Panamax tankers and our two Product tankers that are eligible to earn Additional Hire. For the six months ended June 30, 2007, we have received $1.3 million of Additional Hire relating to these four Vessels. No estimates have been made for the remainder of 2007, 2008 and 2009 as these Additional Hire revenues are not contractually guaranteed via long-term sub-charters.

(5)	General and administrative expenses for 2007 through 2009 do not include any cost for executive bonuses, which are primarily performance based.

(6)	Cash interest costs reflect the benefit of approximately $1.0 million per year from the 2005 termination of an interest rate swap. The interest expense for each year will be approximately $13.3 million ($229.5 million at 5.7325%). Estimated interest expense for 2007 is shown net of interest income earned through June 30, 2007.

(7)	Based on 15,500,000 issued and outstanding common shares.
     We believe that the cash flow from our Charters will be sufficient to fund interest payments under our term loan agreement and our working capital requirements for the short and medium term. To the extent we intend to pursue vessel acquisitions, we will need to obtain additional capital. Our longer-term liquidity requirements include repayment of the principal balance of our secured term loan facility in January 2011. We anticipate requiring new borrowings, issuances of equity or other securities, or funds from a combination of these sources to meet this repayment obligation.

     In July 2007, we declared a dividend of $0.59 per share, and paid that dividend on August 6, 2007 to shareholders of record as of August 3, 2007. The July 2007 dividend was based on our operating results for the second quarter ending June 30, 2007. In that period, we earned Additional Hire of $1.3 million, including guaranteed Additional Hire on our V-MAX vessels of $545,000 and Additional Hire of $751,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In April 2007, we declared a dividend of $0.58 per share, and paid that dividend on May 7, 2007 to shareholders of record as of May 4, 2007. The April 2007 dividend was based on our operating results for the first quarter ending March 31, 2007. In that period, we earned Additional Hire of $1.1 million, including guaranteed Additional Hire on our V-MAX vessels of $539,000 and Additional Hire of $514,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In February 2007, we declared a dividend of $0.57 per share, and paid that dividend on February 12, 2007 to shareholders of record as of February 9, 2007. The February 2007 dividend was based on our operating results for the fourth quarter ending December 31, 2006. In that period, we earned Additional Hire of $1.0 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $400,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In October 2006, we declared a dividend of $0.60 per share. That dividend was paid on November 7, 2006 to our shareholders of record as of November 3, 2006. The October 2006 dividend was based on our operating results for the third quarter ending September 30, 2006. In that period, we earned Additional Hire of $1.4 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $800,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In July 2006, we declared a dividend of $0.59 per share. That dividend was paid on August 8, 2006 to our shareholders of record as of August 4, 2006. The July 2006 dividend was based on our operating results for the second quarter ending June 30, 2006. In that period, we earned Additional Hire of $1.3 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $700,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In April 2006, we declared a dividend of $0.57 per share. That dividend was paid on May 9, 2006 to our shareholders of record on May 5, 2006. The May 2006 dividend was based on our operating results for the first quarter ending March 31, 2006. In that period, we earned Additional Hire of $1.4 million, including guaranteed Additional Hire on our V-MAX Vessels of $600,000 and Additional Hire of $800,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire.
RESULTS OF OPERATIONS
     The discussion below compares our results of operations for the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006.
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
   Total operating revenues
     Total operating revenues were $17.8 million for the three months ended June 30, 2007 compared to $17.3 million for the three months ended June 30, 2006. Revenues for the three months ended June 30, 2007 consisted of $16.5 million of Basic Hire and $1.3 million of Additional Hire. During the three months ended June 30, 2007, the Charterers operated our two Panamax tankers and our two Product tankers that are eligible to earn Additional Hire in the spot market, resulting in payment to us of $751,000 of Additional Hire. These four Vessels benefited from higher tanker spot rates during the second quarter of 2007. In addition, the two V-MAX tankers that are sub-chartered to Sun International generated $545,000 of Additional Hire during the second quarter of 2006.
     We expect that total operating revenues for 2007, including anticipated Additional Hire revenues from our V-MAX tankers in 2007, and June 2007 year-to-date Additional Hire revenues from our profit sharing arrangements for the two Product and two Panamax tankers, will be approximately $68.9 million.
     The Vessels had no days off-hire during the three months ended June 30, 2007, compared to 10 days off-hire for the three months ended June 30, 2006.
   Total vessel operating expenses
     Total vessel operating expenses were $5.0 million for the three months ended June 30, 2007 compared to $4.5 million for the three months ended June 30, 2006. Vessel operating expenses for the three months ended June 30, 2007 were higher than the same period in 2006 reflecting the annual increase in daily vessel management fees under our ship management agreements. We expect that Vessel operating expenses will be approximately $19.3 million for 2007 based on our fixed cost rate vessel management agreements.

   Depreciation
     Depreciation was $3.8 million for the three months ended June 30, 2007, compared to $4.0 million for the three months ended June 30, 2006. The year over year decrease in depreciation expense reflects a change in our estimate of salvage value beginning in January 2007. We estimate that depreciation on our eight Vessels for 2007 will be approximately $15.2 million.
     General and administrative expenses
     General and administrative expenses were $614,000 for the three months ended June 30, 2007 compared to $713,000 for the three months ended June 30, 2006. The decrease in general and administrative expenses partially reflects the one-time acquisition costs incurred in the second quarter of 2006 related to the purchase of the Additional Vessels which were not capitalized. We estimate that administrative expenses for 2007 will be between approximately $2.3 million and $2.4 million, exclusive of the cost for executive bonuses, which are primarily performance based.
   Net Other Income (Expense)
     Net other income (expense) represents interest expense, net of interest income and other financial items. Net other income was $206,000 for the three months ended June 30, 2007, compared to net other expenses of $330,000 for the three months ended June 30, 2006. For the three months ended June 30, 2007, the net other income includes $3.4 million of unrealized gain on our interest rate swap and $213,000 of interest income partially offset by $3.4 million in interest expense related to our credit facility with The Royal Bank of Scotland, which matures in January 2011. Net other expenses of $330,000 for the three months ended June 30, 2006 reflects interest expense of $3.4 million on our credit facility with The Royal Bank of Scotland, offset by an unrealized gain of $3.0 million on our interest rate swap and $129,000 of interest income.
     With respect to our $229.5 term loan credit facility, by entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at 5.7325% (5.8325% if the ratio of the value of our Vessels to the amount outstanding under the loan facility falls below 2.0) for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at June 30, 2007 was an asset of $2.4 million. The fair value of the swap at June 30, 2006 was an asset of $5.0 million. Accordingly, we recorded a non-cash increase in the fair value of the interest rate swap of $3.4 million in current earnings as an unrealized gain in the second quarter of 2007. In the second quarter of 2006, we recorded a non-cash increase in the fair value of the interest rate swap of $3.0 million in current earnings as an unrealized gain in the second quarter of 2006.
     Based upon the effectively fixed interest rate under the terms of the swap agreement, we estimate that interest expense under the $229.5 million secured credit facility with The Royal Bank of Scotland plc, which matures in January 2011, will be approximately $13.2 million per year.
SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006
   Total operating revenues
     Total operating revenues were $35.1 million for the six months ended June 30, 2007 compared to $34.5 million for the six months ended June 30, 2006. Revenues for the six months ended June 30, 2007 consisted of $32.8 million in Basic Hire and $2.3 million in additional hire. During the six months ended June 30, 2007, the Charterers operated our two Panamax tankers and our two Product tankers in the spot market, resulting in payment to us of $1.3 million of Additional Hire. These four Vessels benefited from higher tanker spot rates during the first half of 2007. In addition, the two V-MAX tankers that are sub-chartered to Sun International generated $1.0 million of Additional Hire for the six months ended June 30, 2007.
     Total operating revenues of $35.1 million for the six months ended June 30, 2007 were $615,000 higher than the total operating revenues for the six months ended June 30, 2006. The increased revenues were attributable to our ownership of the two Additional Vessels for four additional days in 2007 since these Additional Vessels were acquired on January 5, 2006, as well as higher daily charter rates in 2007.

     The Vessels were off-hire for a combined total of 0.3 days for the six months ended June 30, 2007, compared to 11.95 days off-hire for the six months ended June 30, 2006.
   Total vessel operating expenses
     Total vessel operating expenses were $10.0 million for the six months ended June 30, 2007 compared to $9.2 million for the six months ended June 30, 2006. Vessel operating expenses for the six months ended June 30, 2007 were higher than the same period in 2006 reflecting the management of the Additional Vessels for four additional days and the annual increase in daily vessel management fees under our ship management agreements.
Depreciation
     Depreciation was $7.6 million for the six months ended June 30, 2007, compared to $7.9 million for the six months ended June 30, 2006. The year over year decrease in depreciation expense reflects a change in our estimate of salvage value beginning in January 2007.
   General and administrative expenses
     General and administrative expenses were $1.1 million for the six months ended June 30, 2007 compared to $1.5 million for the six months ended June 30, 2006. The decrease in general and administrative expenses reflects the uncapitalized legal, accounting, and administrative costs that were associated with the purchase of the Additional Vessels in January 2006.
   Net Other Income (Expenses)
     Net other income (expenses) represents interest expense, net of interest income and other financial items. Net other expenses were $4.0 million for the six months ended June 30, 2007, compared to net other income of $695,000 for the six months ended June 30, 2006. For the six months ended June 30, 2007, the net other expenses includes $6.8 million in interest expense related to our credit facility with The Royal Bank of Scotland, partially offset by $2.3 million related to the unrealized gain on our interest rate swap and $0.3 million of interest income. Net other income for the six months ended June 30, 2006 reflects $7.1 million related to the unrealized gain on the Company’s interest rate swap and $ $273,000 of interest income offset by interest expense of $6.7 million related to our credit facility with The Royal Bank of Scotland.
     With respect to our $229.5 term loan credit facility, by entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at 5.7325% (5.8325% if the ratio of the value of our Vessels to the amount outstanding under the loan facility falls below 2.0) for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at June 30, 2007 was $2.4 million. The fair value of the swap at June 30, 2006 was $5.0 million. Accordingly, we recorded a non-cash increase in the fair value of the interest rate swap of $2.3 million in current earnings as an unrealized gain for the six months ending June 30, 2007. For the six months ending June 30, 2006, we recorded a non-cash increase in the fair value of the interest rate swap of $7.1 million in current earnings as an unrealized gain.
   Liquidity and Capital Resources
     We operate in a capital intensive industry. Our liquidity requirements relate to our operating expenses, including payments under our ship management agreements, quarterly payments of interest and the payment of principal at maturity under our $229.5 million secured credit facility and maintaining cash reserves to provide for contingencies.
     In December 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland. The term loan agreement provides for a facility of $229.5 million. The purpose of the term loan agreement was to (1) refinance our existing indebtedness, (2) finance the purchase price of two new Product tankers from the Stena Group and (3) general corporate purposes. We completed the refinancing of our indebtedness in December 2005 and completed the Additional Vessel acquisition in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the Ratio falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, we have entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, we effectively fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the cash benefit that we received in December 2005 from the $4.8 million termination of a prior swap. That cash benefit has been designated by the Board of Directors to offset the higher interest costs over the life of the new $229.5 million term loan facility. The term loan agreement provides that if at any time the aggregate market value of our Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, we must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) our total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) we have positive working capital.
     We had outstanding long term debt of $229.5 million as of June 30, 2007 and December 31, 2006. This amount reflects outstanding borrowings under our secured credit facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year.
     As of June 30, 2007, we had cash and cash equivalents of $3.8 million. Net cash provided by operating activities for the six months ending June 30, 2007 was $17.8 million.
     Net cash provided by investing activities in 2007 to date was $600,000. This amount relates to the purchase of $18.4 million in marketable securities during the six months ending June 30, 2007 with a maturity date of greater than 90 days, offset by the sale of $19.0 million in marketable securities during the six months ending June 30, 2007.
     Net cash used by financing activities for the three months ending June 30, 2007 was $17.8 million, which was related to dividend payments made in February and May 2007.
     We collect our Basic Hire monthly in advance and pay our ship management fees monthly in advance. We receive Additional Hire payable quarterly in arrears. We expect charter revenues will be sufficient to cover our ship management fees, interest payments, administrative expenses and other costs and continue to pay quarterly dividends as described above in under the caption “Dividend Policy”.
     We believe that our cash flow from our Charters will be sufficient to fund our interest payments under our secured credit facility and our working capital requirements for the short and medium term. To the extent we pursue additional vessel acquisitions, we will need to obtain additional debt or equity capital. Our longer term liquidity requirements include repayment of the principal balance of our secured credit facility in January 2011. We anticipate requiring new borrowings, issuances of equity, or funds from a combination of these sources to meet this repayment obligation.
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
     At June 30, 2007 and December 31, 2006, we had $229.5 million outstanding under our debt facility. The borrowings under our debt facility bear interest at LIBOR (reset quarterly) plus a margin of 0.75%, or 0.85% if the Ratio falls below 2.0. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 5.7325% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured credit facility. The fair value of the interest rate swap agreement as of June 30, 2007 was $2.4 million. The fair value of the interest rate swap agreement as of December 31, 2006 was $84,000.
Item 4. Controls and Procedures
     Our management, with the participation of our President and Co-Chief Executive Officer and Co-Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our President and Co-Chief Executive Officer and our Co-Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The amount of potential future dividends set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividend Policy” represents only an estimate of future dividends based on our charter contracts, ship management agreements, an estimate of our other expenses and the other matters and assumptions set forth therein and assumes that other than our ship management expenses, none of our expenses increase during the periods presented in the table. The amount of future dividends, if any, could be affected by various factors, including the loss of a Vessel, the number of days a Vessel is off-hire, the timing of the commencement of sub-charters of our V-MAX Vessels to Litasco, required capital expenditures, cash reserves established by our Board of Directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings or future issuances of securities, many of which are beyond our control. As a result, the amount of dividends actually paid may vary from period to period and such variations may be material.
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

If we cannot refinance our loans, or in the event of a default under our secured term loan facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders
     Under the terms of the Loan Agreement providing for our secured term loan facility, we are required to repay the total amount outstanding at maturity, January 5, 2011. Borrowings under the facility are guaranteed by each of our Vessel Subsidiaries and are secured by mortgages over all of our Vessels; assignments of earnings, insurances and requisition compensation with respect to our Vessels; and assignments of our interests in the Charters and our ship management agreements. Whether or not the Charterers renew the Charters, the Loan Agreement will mature in January 2011 and we will be obligated to repay or refinance the total amount due under the loan at that time. There is no assurance that we will be able to repay or refinance this amount. In addition, even if the Charterers renew the Charters for one or more of our Vessels, if we are unable to refinance our secured term loan facility on acceptable terms, we may be forced to attempt to sell some or all of our Vessels. If interest rates are higher than current rates at the time we seek to refinance our secured term loan facility, such higher rates could prevent our ability to complete a refinancing or could adversely impact our future results, including the amount of cash available for future dividends. In such event, we may conclude that such a refinancing is not on acceptable terms. In addition, in the event of a default under our secured term loan facility all of our Vessels could be sold to satisfy amounts due to the lender under our secured term loan facility. Depending on the market value for our Vessels at the time, it is possible that after payment of the amounts outstanding under our secured term loan facility there would not be any funds to distribute to our shareholders. In addition, under our bye-laws, any sale of a Vessel would require the approval of at least a majority of our shareholders voting at a meeting.
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
We may not be able to re-charter our Vessels profitably after their Charters expire, unless they are extended at the option of the Charterers
     Two of our Charters expire in 2008, four expire in 2009 and two expire in 2010. We have an option to extend the terms of the Charters on our two Additional Vessels. However, we will not be eligible to earn Additional Hire with respect to the Additional Vessels if we make this election. The Charterers also have options to extend the terms of the Charters for all of our Vessels. The Charterers have the sole discretion as to exercising their options. We cannot predict whether the Charterers will exercise any of their extension options under one or more of the Charters. The Charterers do not owe any fiduciary or other duty to us or our shareholders in deciding whether to exercise their extension options, and the Charterers’ decision may be contrary to our interests or those of our shareholders.
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
     Under our ship management agreements, Northern Marine, a wholly owned subsidiary of Stena, is responsible for all of the technical and operational management of our Vessels for a fixed management fee that increases 5% annually. Northern Marine has also agreed to indemnify us against specified off-hire and reduced hire for our Vessels in excess of five days per year. However, this indemnification only extends to the amount payable to us as Basic Hire and would not extend to any amounts that would otherwise be payable to us as Additional Hire if the Vessels were not off-hire. Our ship management agreements with Northern Marine may be terminated by either party if the relevant Charter is terminated or expires. If our ship management agreements with Northern Marine were to terminate, we may not be able to obtain similar fixed rate terms or indemnification for off-hire and reduced hire periods from another ship manager.
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
We are leveraged and subject to restrictions in our financing agreements that impose constraints on our operating and financing flexibility
     We have a secured term loan facility under which we have borrowed $229.5 million as of June 30, 2007, to finance a portion of the cash purchase price for our Additional Vessels. We are required to apply a substantial portion of our cash flow from operations to the payment of interest on borrowings under the facility. Our facility, which is secured by, among other things, mortgages on our Vessels, pledges of our time charters and assignments of earnings, insurances and requisition compensation in respect to our Vessels, requires that we comply with various operating covenants and maintain certain financial ratios including that the market value of our Vessels exceeds 125% of the total facility amount outstanding and that the market value of our Vessels exceeds 140% of our borrowings (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order for us to pay dividends. The facility also requires that Northern Marine remain as technical manager for our Vessels.
     We have a floating rate of interest under our secured term loan facility. However, we have entered into an interest rate swap agreement that effectively fixes the interest rate at 5.7325%, or 5.8325% per year, based upon the Ratio, through maturity of the facility in January 2011. By utilizing this interest rate swap, we potentially forego benefits that might result from declines in interest rates.
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
     Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products. For example, charter rates and vessel values were at a high level during 2004. Charter rates declined from that high level during 2005 and 2006, and have remained at these lower rates during the first half of 2007. There can be no assurance that charter rates and Vessel values will not decline further in the future.

     Our Vessels are operated under time charters with the Charterers. We receive a fixed minimum daily base charter rate and may receive Additional Hire under the Charters. Additional Hire is not guaranteed under our Charters. Additional Hire, if any, is paid quarterly in arrears. The amount of Additional Hire is subject to variation depending on the charterhire received by the Charterers under time charters, spot charters and on general tanker market conditions. The amount of Additional Hire that we may earn is based on a formula of notional voyages and expenses on routes that we agreed to with the Charterers. The payment of Additional Hire, if any, has no correlation to our potential future time charter equivalent earnings. If a Vessel is off-hire, that Vessel is not eligible to earn Additional Hire during the off-hire period. We cannot assure you that we will receive Additional Hire for any quarter, except during the remaining term of the Sun International sub-charters of our two V-MAX Vessels which are due to expire within 30 days of September 30, 2007 and 30 days of July 31, 2008.
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
The value of our Vessels may fluctuate and adversely affect our liquidity and may result in breaches under our secured term loan facility
     Tanker values have generally experienced high volatility. Investors can expect the fair market value of our tankers to fluctuate, depending on general economic and market conditions affecting the tanker industry and competition from other shipping companies, types and sizes of vessels and other modes of transportation. In addition, although our Panamax and Product tankers were built in 2004 and 2005 and our V-MAX tankers were built in 2001, they generally decline in value as they age. These factors will affect the value of our Vessels at the termination of their Charters or earlier at the time of any sale, which during the term of the Charters will require the consent of the Charterer and the lenders under our secured term loan facility. Borrowings under our term loan agreement bear interest at LIBOR plus a 75 basis points margin, which would increase to 85 basis points if the Ratio falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In the event of the sale or loss of a Vessel, we might be required to repay a percentage of the loan earlier than we planned or increase our payments under the facility, which could affect our financial condition and ability to make payments to our shareholders. Declining tanker values could adversely affect our ability to refinance our secured term loan facility at its maturity in January 2011 and thereby adversely impact our business and operations and liquidity. Due to the cyclical nature of the tanker market, if for any reason we sell tankers at a time when tanker prices have fallen, the sale may be at less than the tanker’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings.
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
Rising or high oil prices may affect demand for oil, and subsequently demand for oil tankers may fall
     Crude oil and oil products are commodities that experience price volatility. Prices for these commodities are set in an open market. We are an independent transporter of cargoes of crude oil and oil products and have no control over the price of the cargoes that we carry. We depend on circumstances where there are suitable cargoes available for our Vessels to transport. In a rising or high oil price environment, demand for crude oil and oil products may be reduced, which could reduce demand for our tanker Vessels. Such a reduction in demand for our tanker Vessels could adversely affect our results of operations, possibly materially.
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
Item 4. Submission of Matters to a Vote of Security Holders.
          The following matters were submitted to a vote of our shareholders at our 2007 Annual Meeting of Stockholders held on July 19, 2007 and approved by the requisite vote of our shareholders as follows:
          At the annual general meeting Michael K. Drayton was elected as a Class I director, and Dr. E. Grant Gibbons and Stephen O. Jaeger continue as a Class II and Class III director, respectively.
Proposal I: Election of Michael K. Drayton as a Class I Director

The appointment of Michael K. Drayton as a Class I Director was approved for a three (3) year term, expiring at the 2010 Annual General Meeting.

FOR	AGAINST	ABSTAIN	TOTAL
14,399,389	43,367	0	14,442,756
Proposal II: Appointment of Moore Stephens P.C. as independent registered public accounting firm for the fiscal year ending December 31, 2007

Based on the recommendation of the Audit Committee, Moore Stephens P.C. was appointed to serve as our independent registered public accountant for the fiscal year ending December 31, 2007.

FOR	AGAINST	ABSTAIN	TOTAL
14,394,019	17,636	31,098	14,442,753
Item 5. Other Information.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
     On August 7, 2007, Arthur L. Regan informed the Company that he intends to step down from his position as President and Co-Chief Executive Officer of the Company to pursue other interests. Mr. Regan will remain with the Company for a brief transition period. Following Mr. Regan’s departure from the Company, Edward Terino, currently the Company’s Co-Chief Executive Officer and Chief Financial Officer, will also serve as the Company’s interim President.
     Mr. Terino, age 53, has served as the Company’s Co-Chief Executive Officer and Chief Financial Officer since July 2005. Mr. Terino has over 10 years of experience as a chief financial officer of publicly traded companies. From October 2001 until June 2005, Mr. Terino was Senior Vice President and Chief Financial Officer of Art Technology Group, Inc., a provider of Internet-based ecommerce and customer service software. From April 1999 to September 2001, he was Senior Vice President and Chief Financial Officer of Applix, Inc., a provider of business intelligence software solutions. Mr. Terino has also spent 11 years at Houghton Mifflin in various senior financial management position and 9 years at Deloitte and Touche in their consulting services group. Mr. Terino is a citizen and resident of the United States.

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

Date: August 9, 2007

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