Form 10-Q
period 2007-09-30
Arlington Tankers Ltd.
filed 2007-11-09
CIK 1305507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 6, 2007: Common Stock, par value $0.01 per share: 15,500,000 shares

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2006

Condensed Consolidated Statement of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2007

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006

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

SIGNATURES
EXHIBIT INDEX
Ex-10.1 2007 Bonus Plan
Ex-12.1 Ratio of Earnings to Fixed Charges
Ex-31.1 Certification of CEO & CFO
Ex-32.1 Certification of CEO & CFO

Item 1. Financial Statements
     Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Our condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S. $” or “$” are to United States dollars.
ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2007	2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,761	$3,210
Short-term investments	12,500	13,000
Other receivables	432	979
Prepaid expenses and accrued income	425	208

Total current assets	17,118	17,397
NONCURRENT ASSETS:
Vessels, net	333,517	344,973
Deferred debt issuance costs, net	777	955
Interest rate swap at fair value	—	84

Total noncurrent assets	334,294	346,012
TOTAL ASSETS	$351,412	$363,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$1,118	$1,028
Unearned charter revenues	2,261	2,261

Total current liabilities	3,379	3,289
NONCURRENT LIABILITIES:
Interest rate swap at fair value	2,540	—
Long-term debt	229,500	229,500

TOTAL LIABILITIES	235,419	232,789
SHAREHOLDERS’ EQUITY:
Founder shares, $1.00 par value per share, 12,000 authorized, none issued or outstanding	—	—
Preference shares, $0.01 par value per share, 4,000,000 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share; 60,000,000 authorized; 15,500,000 shares issued and outstanding	155	155
Additional paid-in capital	115,879	125,590
(Accumulated deficit)/Retained earnings	(41)	4,875

TOTAL SHAREHOLDERS’ EQUITY	115,993	130,620

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$351,412	$363,409

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2007	2006	2007	2006
REVENUES:	$17,512	$17,600	$52,630	$52,103
OPERATING EXPENSES:
Vessel operating expenses	4,937	4,578	14,901	13,826
Depreciation	3,861	4,057	11,456	12,001
General and administrative expenses	564	562	1,707	2,017

TOTAL OPERATING EXPENSES	9,362	9,197	28,064	27,844

OPERATING INCOME	8,150	8,403	24,566	24,259
OTHER INCOME (EXPENSE):
Interest expense	(3,452)	(3,416)	(10,244)	(10,131)
Interest income	216	244	645	517
Unrealized gain (loss) on interest rate swap	(4,955)	(5,194)	(2,624)	1,944

NET OTHER (EXPENSE)	(8,191)	(8,366)	(12,223)	(7,670)
NET INCOME (LOSS)	$(41)	$37	$12,343	$16,589

Earnings (loss) per common share, basic and diluted	$(0.00)	$0.00	$0.80	$1.07

Weighted average shares outstanding, basic and diluted	15,500,000	15,500,000	15,500,000	15,500,000

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance as of January 1, 2007	$155	$125,590	$4,875	$130,620
Net income	—	—	12,342	12,342
Cash dividends paid	—	(9,711)	(17,258)	(26,969)

Balance at September 30, 2007 (unaudited)	$155	$115,879	$(41)	$115,993

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$12,343	$16,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,456	12,001
Unrealized (gain) on interest rate swap	2,624	(1,944)
Amortization of debt issuance costs	178	178
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Other receivables	(216)	778
Prepaid expenses and accrued income	546	(155)
Accrued expenses and other current liabilities	90	(1,653)

Net cash provided by operating activities	27,021	25,794

INVESTING ACTIVITIES:
Vessel acquisitions	—	(92,000)
Sale of short-term investments	31,400	15,900
Purchase of short-term investments	(30,900)	(21,400)

Net cash provided (used) by investing activities	500	(97,500)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	94,500
Dividend payments from retained earnings	(17,258)	(23,010)
Dividend payments from paid in capital	(9,712)	(3,185)

Net cash (used) provided by financing activities	(26,970)	68,305

Net increase (decrease) in cash	551	(3,401)
Cash and cash equivalents, beginning of period	3,210	11,839

Cash and cash equivalents, end of period	$3,761	$8,438

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
     Based on their filings with the SEC, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of the Company’s outstanding common shares. However, Stena has recently advised us that as a result of additional purchases, they now beneficially own approximately 18.0% of the Company’s common shares.
     The Company’s eight vessels (the “Vessels”) are currently owned by eight wholly-owned subsidiaries of the Company (each, a “Vessel Subsidiary”). The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel. The flag state of each of the Company’s Vessels is Bermuda.
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
     The following table sets forth the daily Basic Hire for the Initial Vessels.

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2006 – Nov. 10, 2007	36,469	17,989	17,989	16,043	16,043

Nov. 11, 2007 – Nov. 10, 2008	36,882	18,306	18,306	16,335	16,335

Nov. 11, 2008 – Nov. 10, 2009 (1)	37,316	18,639	18,639	16,642	16,642

Nov. 11, 2009 – Nov. 10, 2010 (2)	37,772	18,989	18,989	16,964	16,964

Nov. 11, 2010 – Nov. 10, 2011 (3)	38,251	19,356	19,356	17,303	17,303

Nov. 11, 2011 – Nov. 10, 2012	38,753	19,741	—	17,658	—

Nov. 11, 2012 – Nov. 10, 2013	—	20,145	—	18,031	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX Tankers, Stena Vision and Stena Victory. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
     The following table sets forth the daily Basic Hire for the Additional Vessels.

Stena Concept
Stena Contest
Period	(Product)
January 5, 2006 – January 4, 2007	$19,765

January 5, 2007 – January 4, 2008	20,043

Stena Concept
Stena Contest
Period	(Product)
January 5, 2008 – January 4, 2009	20,335

January 5, 2009 – January 4, 2010 (1)	17,942

January 5, 2010 – January 4, 2011	18,264

January 5, 2011 – July 4, 2011	18,603

July 5, 2011 – July 4, 2012 (2)	21,158

July 5, 2012 – July 4, 2013	21,531

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either the Company or the Charterers may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the Charter for this 30-month period, the Company would be eligible to earn Additional Hire in addition to Basic Hire. If the Company extends the Charter for this 30-month period, the Company would not be eligible to earn Additional Hire during this period. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters if the Charterers exercises the option described in Footnote 1 above. The Company would not be eligible to earn Additional Hire over the term of such extensions. There can be no assurance that the Charterer will exercise any option.
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
     At the time the Company acquired its two V-MAX Vessels, these Vessels were sub-chartered by Concordia to Sun International. The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007. The sub-charter with Sun International relating to the Stena Vision was originally due to expire within 30 days of June 30, 2007. However, because that vessel was off-hire for repairs, Sun International has elected to extend the term of the sub-charter relating to the Stena Vision so that it is now due to expire within 30 days of July 31, 2008.
     The sub-charter rate that Concordia received from Sun International with respect to the Stena Victory, and the sub-charter rate that Concordia continues to receive from Sun International with respect to the Stena Vision, is greater than the Basic Hire rate that the

Company receives from Concordia. Therefore, the Company earned Additional Hire revenue while the Stena Victory was sub-chartered to Sun International, and the Company continues to earn Additional Hire revenue while the Stena Vision is sub-chartered to Sun International. The amount of this Additional Hire is equal to the difference between the amount paid by Sun International under its sub-charters with Concordia and the Basic Hire rate in effect, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of the charterhire received by the Charterer and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of the charterhire received by the Charterer. The Additional Hire revenue associated with the ongoing Sun International sub-charter of the Stena Vision is guaranteed, meaning that the Company is paid the Additional Hire revenue by Concordia whether or not Vessel is in service during the term of the Sun International sub-charter.
     Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, on October 20, 2007, the Vessel commenced operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping, SA, an affiliate of the shipping branch of LukOil commonly known as Litasco. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, we expect the Vessel to commence operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping. The sub-charter rate that Eiger Shipping is obligated to pay to Concordia is greater than the Basic Hire rate that the Company will receive from Concordia. Therefore, the Company expects to earn Additional Hire revenue while the V-MAX vessels are under the Eiger Shipping sub-charters in addition to the guaranteed Basic Hire. The Additional Hire revenue will not be exposed to fluctuations in spot market rates. Additional Hire for the V-MAX tankers under the Eiger Shipping sub-charters will be based on the time charter hire received by Concordia under the sub-charters. Additional Hire revenues under the Eiger Shipping sub-charters are not guaranteed, meaning that the Company will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, the Company will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Eiger Shipping sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, the Company expects the V-MAX tankers to generate Additional Hire revenues of approximately $350,000 per Vessel per quarter in addition to the guaranteed Basic Hire levels, while the Vessels are sub-chartered to Eiger Shipping.
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
2. ACCOUNTING POLICIES
Basis of accounting and presentation
     The unaudited condensed interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The resulting operations for the interim periods ended September 30, 2007, are not necessarily indicative of the results for the entire year ended December 31, 2007. The consolidated financial statements include the assets and liabilities, results of operations and cash flows of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Cash and cash equivalents and short-term investments
     The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. The Company considers all demand and time deposits and all highly liquid investments with an original maturity of greater than three months as of the date of purchase to be short-term investments. Cash and cash equivalents of $3.8 million and short-term investments of $12.5 million as of September 30, 2007 are pledged as described in Note 8 and are held at a single financial institution with a Standard & Poor’s rating of A+. The carrying value of cash and cash equivalents approximates its fair value.
Drydocking

          In addition to vessel acquisition, other major expenditures include funding the Company’s maintenance program of regularly scheduled intermediate surveys or special surveys necessary to preserve the quality of the Company’s Vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that the Vessels will undergo intermediate surveys 2.5 years after special surveys and that the Vessels will undergo special surveys every five years. During 2007, thus far, the Stena Concept has completed an intermediate survey. The Stena Contest is expected to complete an intermediate survey in the fourth quarter of 2007. Under the terms of the Company’s ship management agreements with Northern Marine, the cost of these intermediate and special surveys is covered by the vessel management fees that the Company pays to Northern Marine. During the duration of these intermediate and special surveys, the Company will not have the opportunity to earn Additional Hire revenues from profit-sharing arrangements with Stena.

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
Fair value of financial instruments
     Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair values for all financial instruments, both on- and off-balance sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of September 30, 2007 and December 31, 2006.
Earnings per share
     Earnings per share are based on the weighted average number of common shares outstanding for the period presented. For all periods presented, the Company had no potentially dilutive securities outstanding and therefore basic and diluted earnings per share are the same.
Distributions to shareholders
     The Company has paid a quarterly cash distribution denominated in U.S. dollars to the holders of its common shares in amounts substantially equal to the charter hire received from the Charterers, less cash expenses and less any cash reserves established by the Company’s Board of Directors. The Company has generally declared those dividends in January, April, July and October of each year and paid those dividends in the subsequent month. Distributions to shareholders are applied first to retained earnings. When retained earnings are not sufficient, distributions are applied to additional paid-in capital.
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
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option from Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 includes an amendment of FAS No. 115 and is intended, as part of the FASB’s ongoing measurement goals, to encourage the application of fair value measurement, allowing the measurement of many financial instruments at fair value. FAS

No.159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this new standard, but believe that it will not have a material impact on our financial position, results of operations or cash flow.
4. CHARTER REVENUES
     The future revenues that the Company expects to receive under the time charters in effect as of September 30, 2007, is $136.8 million. This estimate represents the Basic Hire under the time charters in effect between the Company and Stena and Concordia that expire in November 2008 with respect to two of the Company’s Vessels, in 2009 with respect to four of the Company’s Vessels and in 2010 with respect to two of the Company’s Vessels. This estimate does not include any future revenues that the Company may receive if the Charterers exercise their options to extend the charters. The estimated future revenues include the guaranteed Additional Hire revenue related to Concordia’s sub-charters of the two V-MAX vessels to Sun International. As discussed further in Note 1, the sub-charter relating to the Stena Victory expired on October 20, 2007 and the sub-charter relating to the Stena Vision is due to expire within 30 days of July 31, 2008. Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, the Vessel commenced operating under a new two-year sub-charter agreement with Eiger Shipping. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, the Company expects that Vessel to commence operating under a new two-year sub-charter agreement with Eiger Shipping. During the term of these new sub-charters, the Company will continue to earn guaranteed Basic Hire from Concordia and will also earn Additional Hire under the profit sharing provisions of the Charters. The table below assumes that Additional Hire of approximately $350,000 per Vessel per quarter is paid on the V-MAX Vessels upon commencement of the Eiger Shipping sub-charters, and assumes that the V-MAX Vessels operate for 90 days per quarter.

Minimum Future
Year	Charter Revenue
(In thousands of $)
2007 (October 1 through December 31)	17,411
2008	68,244
2009	39,024
2010	12,081
5. OTHER RECEIVABLES

	September 30,	December 31,
	2007	2006
	(In thousands of $)
Additional hire revenue due from Stena/Concordia	$433	$979

	$433	$979

     As of September 30, 2007 and December 31, 2006 other receivables represent amounts due under the Additional Hire profit share arrangement. These amounts are calculated quarterly in arrears.
6. VESSELS, NET

	September 30,	December 31,
	2007	2006
	(In thousands of $)
Vessels
Cost	$402,426	$402,426
Accumulated depreciation	(68,909)	(57,453)

Net book value at end of period	333,517	344,973
Spare parts	—	—

Vessels, net	$333,517	$344,973

     There have been no drydocking costs capitalized through September 30, 2007.

7. DEFERRED DEBT ISSUANCE COST
     Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in other interest expense. As of September 30, 2007 and December 31, 2006 the balance relates entirely to the Company’s $229.5 million secured term loan facility with The Royal Bank of Scotland. Deferred debt issuance cost is comprised of the following amounts.

	September 30,	December 31,
	2007	2006
	(In thousands of $)
Debt arrangement fees	$1,200	$1,200
Accumulated amortization	(423)	(245)

Deferred debt issuance cost	$777	$955

8. DEBT

	September 30,	December 31,
	2007	2006
	(In thousands of $)
Secured credit facility	$229,500	$229,500

Total debt	$229,500	$229,500

     As of September 30, 2007 and December 31, 2006, the Company had $229.5 million in debt outstanding under its facility with The Royal Bank of Scotland plc. In December 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland for a facility of $229.5 million. The term loan agreement is secured by first priority mortgages over each of the eight Vessels, assignment of earnings and insurances and the Company’s rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly-owned subsidiaries and a security interest in certain of the Company’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the Ratio falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the ratio falls below 2.0.
     The term loan agreement provides that if at any time the aggregate fair value of the Company’s Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital. At September 30, 2007 and December 31, 2006 the Company was in compliance with the financial covenants of the loan agreement.
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
     As of September 30, 2007 and December 31, 2006 the Company had not designated any derivatives as part of a hedge transaction.

     In December 2005, the Company entered into a $229.5 million secured debt facility with The Royal Bank of Scotland. In conjunction with the new debt facility, the Company entered into an interest rate swap to change the characteristics of the interest payments on its secured debt facility from LIBOR to a fixed rate of 5.7325%, or 5.8325% if the Ratio falls below 2.0. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at September 30, 2007 was a liability of $2.5 million. The fair value of the swap at June 30, 2007 was an asset of $2.5 million. Accordingly, the Company recorded a non-cash decrease in the fair value of the interest rate swap of $5.0 million in current earnings as an unrealized loss in the third quarter of 2007. The fair market value of the Company’s interest rate swap will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate swap will decrease which will result in an unrealized loss in current earnings. If the implied forward interest rate curve increases, the fair market value of the interest rate swap will increase as a result of an unrealized gain in current earnings. If the implied forward interest rate curves increase above the fixed rate of 5.7325%, the fair market value of the swap will increase and result in an unrealized gain on the swap. In either case, changes in the unrealized gain or loss as a result of fluctuations in the fair value of the interest rate swap did not impact the Company’s cash dividend payments.
     The base floating rate of LIBOR plus margin of 75 basis points for the quarter ended September 30, 2007 and the base floating rate of LIBOR plus margin of 75 basis points for the quarter ended September 30, 2006 were 5.35% and 4.98%, respectively. For the nine months ended September 30, 2007 the Company had approximately $653,000 of reclassifications to decrease interest expense. For the nine months ended September 30, 2006, the Company had approximately $44,000 of reclassifications to decrease interest expense. These reclassifications did not impact the Company’s obligation under its debt facilities. However, these amounts represent the net payments made under the swap agreements that represent interest expense paid in excess of the variable interest incurred and paid under the debt facility. The following table summarizes interest expense incurred under the Company’s debt facilities and interest rate swap agreements for the nine months ended September 30, 2007 and September 30, 2006, exclusive of amortized debt issue costs and other interest costs:

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
	($ in thousands)
Interest related to floating rate debt facility	$10,630	$9,908
Interest (benefit) related to swap agreement	(653)	(44)

Total interest incurred under debt facility and interest rate swap	$9,977	$9,864

     Except for these interest rate swaps, the Company had no other outstanding derivative instruments as of September 30, 2007 and December 31, 2006.
     The Company is exposed to credit risk in the event of non-performance by the counter-parties to its swap contracts. The Company minimizes its credit risk on these transactions by endeavoring to only deal with credit-worthy financial institutions, and therefore the Company views the risk of non-performance by the counter-parties as low.
10. SHARE CAPITAL
     As of September 30, 2007 and December 31, 2006, the Company’s authorized share capital is comprised of 12,000 founder shares, par value $1.00 per share, which have been authorized but not issued, 60,000,000 common shares, par value $0.01 per share, and 4,000,000 undesignated preference shares, par value $0.01 per share.
     As of September 30, 2007 and December 31, 2006, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no founder or preference shares issued and outstanding.

11. COMMITMENTS AND CONTINGENCIES

	September 30,	December 31,
	2007	2006
	(In thousands of $)
Ship mortgages	$229,500	$229,500
     As of September 30, 2007 and December 31, 2006, ship mortgages represent first mortgages on the eight Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011.
     The minimum future Vessel operating expenses to be paid by the Company under the ship management agreements in effect as of September 30, 2007 that will expire in 2008, 2009, and 2010 (if not extended), and which increase 5% per year on November 9th is $39.7 million. Below is a summary by year of the minimum future Vessel operating expenses:

Year	Minimum Future Vessel Operating
Expenses
(In thousands of $)
2007 (October 1 through December 31)	4,942
2008	19,631
2009	10,711
2010	4,428
     The Company has guaranteed the obligations of each of the Vessel Subsidiaries under the charters and ship management agreements described in Note 1.
     The Company has entered into a registration rights agreement with subsidiaries of Concordia and Stena and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of September 30, 2007 no such expenses had been incurred.
     Effective July 12, 2005, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% eligible compensation deferred by employees. All of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the nine months ended September 30, 2007 the Company’s matching contribution was $40,000.
12. RELATED PARTY TRANSACTIONS
     As described in Note 1, the Company was formed for the purpose of acquiring the six Initial Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004. In January 2006 the Company acquired the two Additional Vessels from Stena. Prior to their acquisitions, the Vessels were traded in the spot market. The Company has entered into time charters for the eight Vessels with subsidiaries of Stena and Concordia that expire in 2008 with respect to two of the Vessels, in 2009 with respect to four of the Vessels and in 2010 with respect to two of the Vessels. The revenue received from Stena and Concordia for the three and nine months ended September 30, 2007 under these contracts was $16.5 million and $52.6 million, respectively.
     The Company has also entered into ship management arrangements with a subsidiary of Stena that expire in 2008, 2009, and 2010. The amounts charged by this Stena subsidiary under these agreements for the three and nine months ended September 30, 2007 was $4.8 million and $14.9 million, respectively.

13. SUBSEQUENT EVENTS
     On October 23, 2007, the Company declared a cash dividend of $9,145,000 or $0.59 per share, and paid that dividend on November 6, 2007 to shareholders of record as of November 2, 2007.
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
     This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to us that are based on beliefs of our management as well as assumptions made by us and information currently available to us, in particular in this “Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.” When used in this document, words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “will,” “may,” “should,” and “expect” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. All statements in this document that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to, such matters as:
•	future operating or financial results;

•	future payments of quarterly dividends and the availability of cash for payment of quarterly dividends;

•	statements about future, pending or recent acquisitions, business strategy, areas of possible expansion, and expected capital spending or operating expenses;

•	statements about tanker market trends, including charter rates and factors affecting vessel supply and demand;

•	expectations about the availability of vessels to purchase, the time which it may take to construct new vessels, or vessels’ useful lives;

•	the expected expiration dates of the Sun International sub-charters relating to our V-MAX tankers and the commencement dates of the Eiger Shipping sub-charters relating to those tankers.

•	our ability to repay our secured credit facility at maturity, to obtain additional financing and to obtain replacement charters for our Vessels.
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
     Based on their filings with the SEC, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of our outstanding common shares. However, Stena has recently advised us that as a result of additional purchases, they now beneficially own approximately 18.0% of our common shares.
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
     Our eight Vessels are currently owned by eight subsidiaries that we wholly own. The primary activity of each Vessel Subsidiary is the ownership and operation of a Vessel. The flag state of each of our Vessels is Bermuda.
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
     At the closing of the acquisition of the Additional Vessels, we also amended the time charter parties for our four previously acquired Product tankers and Panamax tankers. These amendments modified the charter periods for these four Vessels and made changes to the calculation of Additional Hire under these time charter parties. The amendments to the terms of the charters provided that (1) the initial five-year fixed term for one of the Product tankers (Stena Consul) and one of the Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by Stena Bulk and (2) the initial five-year fixed term for one of the Product tankers (Stena Concord) and one of the Panamax tankers (Stena Companion) was reduced so that it expired in November 2008, followed by three one-year options exercisable by Stena Bulk. The term of the charters for the V-MAX tankers was not amended. The amendments to the Additional Hire provisions provided for certain favorable adjustments to fuel consumption metrics used in the calculation of Additional Hire for the Product tankers and Panamax tankers.
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

     At the time we acquired our two V-MAX tankers, these Vessels were sub-chartered by Concordia to Sun International Limited Bermuda, which we refer to as Sun International, an indirect wholly owned subsidiary of Sunoco, Inc.
     The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007. The sub-charter with Sun International relating to the Stena Vision was originally due to expire within 30 days of June 30, 2007. However, because that vessel was off-hire for repairs, Sun International has elected to extend the term of the sub-charter relating to the Stena Vision so that it is now due to expire within 30 days of July 31, 2008.
     The sub-charter rate that Concordia received from Sun International with respect to the Stena Victory, and the sub-charter rate that Concordia continues to receive from Sun International with respect to the Stena Vision, is greater than the Basic Hire rate that we receive from Concordia. Therefore, we earned Additional Hire revenue while the Stena Victory was sub-chartered to Sun International, and we continue to earn Additional Hire revenue while the Stena Vision is sub-chartered to Sun International. The amount of this Additional Hire is equal to the difference between the amount paid by Sun International under its sub-charters with Concordia and the Basic Hire rate in effect, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of the charterhire received by the Charterer and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of the charterhire received by the Charterer. The Additional Hire revenue associated with the ongoing Sun International sub-charter of the Stena Vision is guaranteed, meaning that we are paid the Additional Hire revenue by Concordia whether or not the Vessel is in service during the term of the Sun International sub-charter.
     Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, that Vessel commenced operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping SA, an affiliate of the shipping branch of LukOil commonly know as Litasco. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, we expect the Vessel to commence operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping. The sub-charter rate that Eiger Shipping is obligated to pay to Concordia is greater than the Basic Hire rate that we will receive from Concordia. Therefore, we expect to earn Additional Hire revenue while the V-MAX vessels are under the Eiger Shipping sub-charters in addition to the guaranteed Basic Hire. The Additional Hire revenue will not be exposed to fluctuations in spot market rates. Additional Hire for the V-MAX tankers under the Eiger Shipping sub-charters will be based on the time charter hire received by Concordia under the sub-charters. Additional Hire revenues under the Eiger Shipping sub-charters are not guaranteed, meaning that we will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, we will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Eiger Shipping sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, we expect the V-MAX tankers to generate Additional Hire revenues of approximately $350,000 per Vessel per quarter in addition to the guaranteed Basic Hire levels, while the Vessels are sub-chartered to Eiger Shipping.
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
     The following table sets forth the daily base operating costs for the Initial Vessels.

	Stena Vision,	Stena	Stena
	Stena Victory	Compatriot	Companion	Stena Consul	Stena Concord
Period	(V-MAX)	(Panamax)	(Panamax)	(Product)	(Product)
Nov. 11, 2006 – Nov. 10, 2007	8,269	6,339	6,339	5,843	5,843

Nov. 11, 2007 – Nov. 10, 2008	8,682	6,656	6,656	6,135	6,135

Nov. 11, 2008 – Nov. 10, 2009 (1)	9,116	6,989	6,989	6,442	6,442

Nov. 11, 2009 – Nov. 10, 2010 (2)	9,572	7,339	7,339	6,764	6,764

Nov. 11, 2010 – Nov. 10, 2011 (3)	10,051	7,706	7,706	7,103	7,103

Nov. 11, 2011 – Nov. 10, 2012	10,553	8,091	—	7,458	—

Nov. 11, 2012 – Nov. 10, 2013	—	8,495	—	7,831	—

(1)	This period is the first for which the Charterer has the option to extend the charters for Stena Companion and Stena Concord. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters for the V-MAX tankers. There can be no assurance that the Charterer will exercise any option.

(3)	This period is the first for which the Charterer has the option to extend the charters for Stena Compatriot and Stena Consul. There can be no assurance that the Charterer will exercise any option.
The following table sets forth the daily base operating costs for the Additional Vessels.

Stena Concept
Stena Contest
Period	(Product)
January 5, 2006 – January 4, 2007	$5,565

January 5, 2007 – January 4, 2008	5,843

Stena Concept
Stena Contest
Period	(Product)
January 5, 2008 – January 4, 2009	6,135

January 5, 2009 – January 4, 2010 (1)	6,442

January 5, 2010 – January 4, 2011	6,764

January 5, 2011 – July 4, 2011	7,103

July 5, 2011 – July 4, 2012 (2)	7,458

July 5, 2012 – July 4, 2013	7,831

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either we or the Charterer may extend the charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the charter for this 30-monthly period, we would be eligible to earn Additional Hire in addition to Basic Hire. If the Company extends the Charter for this 30-month period, the Company would not be eligible to earn Additional Hire during this period. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the charters if the option described in Footnote 1 above is exercised. We will not be eligible to receive Additional Hire over these periods. There can be no assurance that the Charterer will exercise any option.
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
DIVIDEND POLICY
     We have paid quarterly cash dividends on our common shares since our initial public offering in November 2004 in amounts substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our Board of Directors. We have generally declared these dividends in January, April, July and October of each year and made payments in the subsequent month. Distributions to shareholders are applied first to retained earnings. When retained earnings are not sufficient, distributions are applied to additional paid-in capital.
     There are restrictions that limit our ability to declare dividends, including those established under Bermuda law and under our secured term loan agreement. In addition to the discussion below, please see “Item 1A. Risk Factors — We cannot assure you that we will pay any dividends” and “— We may not be able to re-charter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”
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
     The table below sets forth amounts that would be available to us for the payment of dividends for each of the fiscal years set forth below assuming that:
•	the Basic Hire is paid on all of our Vessels, all of our Vessels are on hire for 360 days per fiscal year and the options to extend the charters are exercised by the Charterers;

•	no Additional Hire is paid on our two Panamax Tankers or our two Product Tankers that are eligible to earn Additional Hire other than the $1.7 million earned in the first nine months of 2007;

•	the guaranteed Additional Hire is paid based on the two sub-charters with Sun International, one of which expired on October 20, 2007 and the second of which is expected to expire within 30 days of July 31, 2008;

•	Additional Hire of approximately $350,000 per Vessel per quarter is paid on the V-MAX Vessels upon commencement of the Eiger Shipping sub-charters, assuming that the V-MAX Vessels operate for 90 days per quarter;

•	the V-MAX Vessels are returned on the notional termination dates of the sub-charter within the 60-day delivery window;

•	we have no cash expenses or liabilities other than the ship management agreements, our current directors’ fees, the current salaries and benefits of our employees, currently anticipated administrative and other expenses and interest under our secured term loan facility;

•	we pay no U.S. federal income taxes and minimal U.S. and state payroll taxes;

•	we have no requirement to fund any required capital expenditures with respect to our Vessels;

•	we do not suffer the loss or constructive loss of any of our Vessels;

•	no material cash reserves or requirements are established by the actions of our Board of Directors or management;

•	we remain in compliance with our secured term loan facility which requires, among other things, that the fair market value of our Vessels exceeds 140% of our borrowings under the facility (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order to pay dividends; and

•	we do not issue any additional common shares or other securities or borrow any additional funds.
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
     The following table sets forth:

•	the amount of cash that was available for dividends in the fiscal year ended December 31, 2006; and

•	based on the assumptions and the other matters in the preceding paragraphs, our estimate of the amount of cash likely to be available for dividends for each of the 2007, 2008 and 2009 fiscal years.

	2006	2007	2008	2009
	(In millions of dollars, except
	per share amounts)
Basic Hire(1)	$64.3	$66.0	$66.2	$65.3
V-MAX Additional Hire – Sun International sub-charters(2)	2.4	1.9	0.5	—
V-MAX Additional Hire – Eiger Shipping sub-charters(3)	—	0.4	2.2	2.5
Additional Hire – Panamax and Product tankers(4)	2.7	1.7	—	—
Vessel operating expenses	(18.6)	(20.0)	(20.3)	(21.2)
Cash administrative expenses(5)	(2.7)	(2.0)	(2.4)	(2.5)
Cash interest costs(6)	(12.0)	(12.0)	(12.3)	(12.3)

Cash available for dividends	36.1	36.0	33.9	31.8

Estimated dividends per share(7)	$2.33	$2.32	$2.19	$2.05

(1)	Basic Hire revenues for 2008 and 2009 assume that options available under the charter contracts are exercised by the Charterer. Basic Hire reflected in the above table includes $700,000 of revenue in 2008 and $28.8 million of revenue in 2009 arising from such option exercises.

(2)	The Additional Hire revenue associated with the Sun International sub-charters is guaranteed, meaning that we will be paid the Additional Hire revenue by Concordia whether the two V-MAX tankers are in service or not in service, during the terms of the Sun International sub-charters. The sub-charter with Sun International for the Stena Victory expired on October 20, 2007 and the sub-charter with Sun International for the Stena Vision is due to expire within 30 days of July 31, 2008. Our estimate above reflects guaranteed V-MAX Additional Hire revenue from Sun International sub-charters through October 20, 2007 and July 31, 2008, respectively.

(3)	Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, that Vessel commenced operating under a new sub-charter agreement with Eiger Shipping. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, we expect that Vessel to commence operating under a new sub-charter agreement with Eiger Shipping. During the term of these new sub-charters, we will continue to earn guaranteed Basic Hire from Concordia and we will also earn Additional Hire under the profit sharing provisions of the Charters. Additional Hire for the V-MAX tankers under the new sub-charters will be based on a fixed time charter hire payable by Eiger Shipping to Concordia under the sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire revenues under these sub-charters are not guaranteed, meaning that we will earn Additional Hire only if the Vessel is in service. The sub-charter for Eiger Shipping related to the Stena Victory commenced on October 20, 2007. Our estimated cash available for dividends includes our estimated Additional Hire for the Stena Victory, based on the October 20, 2007 commencement date. Our estimated cash available for dividends includes our estimated Additional Hire for the Stena Vision, assuming that the Eiger Shipping sub-charter for that Vessel begins on August 1, 2008. While the V-MAX Vessels are sub-chartered to Eiger Shipping, the profit sharing provisions in the Concordia charters are expected to result in Additional Hire revenue of approximately $350,000 per Vessel per quarter, based on the time charter rates under the sub-charters and assuming the Vessels operate 90 days per quarter, in addition to the guaranteed Basic Hire.

(4)	Reflects Additional Hire revenues actually earned by our two Panamax tankers and our two Product tankers that are eligible to earn Additional Hire. For the nine months ended September 30, 2007, we have received $1.7 million of Additional Hire relating to these four Vessels. No estimates have been made for the remainder of 2007, 2008 and 2009 as these Additional Hire revenues are not contractually guaranteed via long-term sub-charters.

(5)	General and administrative expenses for 2007 through 2009 do not include any cost for executive bonuses, which are primarily performance based.

(6)	Cash interest costs reflect the benefit of approximately $1.0 million per year from the 2005 termination of an interest rate swap. The interest expense for each year will be approximately $13.3 million ($229.5 million at 5.7325%). Estimated interest expense for 2007 is shown net of interest income earned through September 30, 2007.

(7)	Based on 15,500,000 issued and outstanding common shares.
     We believe that the cash flow from our Charters will be sufficient to fund interest payments under our term loan agreement and our working capital requirements for the short and medium term. To the extent we pursue vessel acquisitions, we will need to obtain additional capital. Our longer-term liquidity requirements include repayment of the principal balance of our secured term loan facility in January 2011. We anticipate requiring new borrowings, issuances of equity or other securities, or funds from a combination of these sources to meet this repayment obligation.
     In October 2007, we declared a dividend of $0.59 per share, and paid that dividend on November 6, 2007 to shareholders of record as of November 2, 2007. The October 2007 dividend was based on our operating results for the third quarter ending September 30, 2007. In that period, we earned Additional Hire of $1.0 million, including guaranteed Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $400,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In July 2007, we declared a dividend of $0.59 per share, and paid that dividend on August 6, 2007 to shareholders of record as of August 3, 2007. The July 2007 dividend was based on our operating results for the second quarter ending June 30, 2007. In that period, we earned Additional Hire of $1.3 million, including guaranteed Additional Hire on our V-MAX vessels of $545,000 and Additional Hire of $751,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In April 2007, we declared a dividend of $0.58 per share, and paid that dividend on May 7, 2007 to shareholders of record as of May 4, 2007. The April 2007 dividend was based on our operating results for the first quarter ending March 31, 2007. In that period, we earned Additional Hire of $1.1 million, including guaranteed Additional Hire on our V-MAX vessels of $539,000 and Additional Hire of $514,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In February 2007, we declared a dividend of $0.57 per share, and paid that dividend on February 12, 2007 to shareholders of record as of February 9, 2007. The February 2007 dividend was based on our operating results for the fourth quarter ending December 31, 2006. In that period, we earned Additional Hire of $1.0 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $400,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In October 2006, we declared a dividend of $0.60 per share. That dividend was paid on November 7, 2006 to our shareholders of record as of November 3, 2006. The October 2006 dividend was based on our operating results for the third quarter ending September 30, 2006. In that period, we earned Additional Hire of $1.4 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $800,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In July 2006, we declared a dividend of $0.59 per share. That dividend was paid on August 8, 2006 to our shareholders of record as of August 4, 2006. The July 2006 dividend was based on our operating results for the second quarter ending June 30, 2006. In that period, we earned Additional Hire of $1.3 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $700,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In April 2006, we declared a dividend of $0.57 per share. That dividend was paid on May 9, 2006 to our shareholders of record on May 5, 2006. The May 2006 dividend was based on our operating results for the first quarter ending March 31, 2006. In that period, we earned Additional Hire of $1.4 million, including guaranteed Additional Hire on our V-MAX Vessels of $600,000 and Additional Hire of $800,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire.
RESULTS OF OPERATIONS
     The discussion below compares our results of operations for the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006.
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
     Total operating revenues
     Total operating revenues were $17.5 million for the three months ended September 30, 2007 compared to $17.6 million for the three months ended September 30, 2006. Revenues for the three months ended September 30, 2007 consisted of $16.5 million of Basic Hire and $1.0 million of Additional Hire. During the three months ended September 30, 2007, the Charterers operated our two Panamax tankers and our two Product tankers that are eligible to earn Additional Hire in the spot market, resulting in payment to us of approximately $400,000 of Additional Hire. These four Vessels benefited from higher tanker spot rates during the third quarter of 2007. In addition, the two V-MAX tankers that were sub-chartered to Sun International during the third quarter of 2007 generated approximately $600,000 of Additional Hire during that quarter. The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007.
     We expect that total operating revenues for 2007, including anticipated Additional Hire revenues from our V-MAX tankers in 2007, and September 2007 year-to-date Additional Hire revenues from our profit sharing arrangements for the two Product and two Panamax tankers, will be approximately $70.0 million.

     The Vessels had 7 days off-hire during the three months ended September 30, 2007, compared to 10 days off-hire for the three months ended September 30, 2006.
     Total vessel operating expenses
     Total vessel operating expenses were $4.9 million for the three months ended September 30, 2007 compared to $4.6 million for the three months ended September 30, 2006. Vessel operating expenses for the three months ended September 30, 2007 were higher than the same period in 2006 reflecting the annual increase in daily vessel management fees under our ship management agreements. We expect that vessel operating expenses will be approximately $20.0 million for 2007 based on our fixed cost rate vessel management agreements.
     Depreciation
     Depreciation was $3.9 million for the three months ended September 30, 2007, compared to $4.1 million for the three months ended September 30, 2006. The year over year decrease in depreciation expense reflects a change in our estimate of salvage value beginning in January 2007. We estimate that depreciation on our eight Vessels for 2007 will be approximately $15.4 million.
     General and administrative expenses
     General and administrative expenses were $564,000 for the three months ended September 30, 2007 compared to $562,000 for the three months ended September 30, 2006. The general and administrative expenses in the third quarter of 2007 included savings attributed to the departure of one of our executive officers, offset by expenses incurred to evaluate various strategic transaction opportunities. We estimate that administrative expenses for 2007 will be between approximately $2.3 million and $2.4 million, exclusive of the cost for executive bonuses, which are primarily performance based.
     Net Other Income (Expense)
     Net other income (expense) represents interest expense, net of interest income and other financial items. Net other expense was $8.2 million for the three months ended September 30, 2007, compared to net other expense of $8.4 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, the net other income includes $5.0 million of unrealized loss on our interest rate swap and $3.5 million in interest expense related to our credit facility with The Royal Bank of Scotland, which matures in January 2011, partially offset by $216,000 of interest income. Net other expense of $8.4 million for the three months ended September 30, 2006 reflects an unrealized loss of $5.2 million on our interest rate swap and interest expense of $3.4 million on our credit facility with The Royal Bank of Scotland, offset by $244,000 of interest income.
     With respect to our $229.5 term loan credit facility, by entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at 5.7325% (5.8325% if the ratio of the value of our Vessels to the amount outstanding under the loan facility falls below 2.0) for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at September 30, 2007 was a liability of $2.5 million. The fair value of the swap at September 30, 2006 was a liability of $216,000. Accordingly, we recorded a non-cash decrease in the fair value of the interest rate swap of $5.0 million in current earnings as an unrealized loss in the third quarter of 2007. In the third quarter of 2006, we recorded a non-cash decrease in the fair value of the interest rate swap of $5.2 million in current earnings as an unrealized loss in the third quarter of 2006.
     Based upon the effectively fixed interest rate under the terms of the swap agreement, we estimate that interest expense under the $229.5 million secured credit facility with The Royal Bank of Scotland plc, which matures in January 2011, will be approximately $13.2 million per year.
NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006
     Total operating revenues
     Total operating revenues were $52.6 million for the nine months ended September 30, 2007 compared to $52.1 million for the nine months ended September 30, 2006. Revenues for the nine months ended September 30, 2007 consisted of $49.3 million in Basic Hire and $3.3 million in additional hire. During the nine months ended September 30, 2007, the Charterers operated our two Panamax tankers and our two Product tankers in the spot market, resulting in payment to us of $1.7 million of Additional Hire. These four Vessels benefited from higher tanker spot rates during the nine months of 2007. In addition, the two V-MAX tankers generated $1.6 million of Additional Hire for the nine months ended September 30, 2007.
     Total operating revenues of $52.6 million for the nine months ended September 30, 2007 were $500,000 higher than the total operating revenues for the nine months ended September 30, 2006. The increased revenues were attributable to our ownership of the two Additional Vessels for four additional days in 2007 since these Additional Vessels were acquired on January 5, 2006, as well as higher daily charter rates in 2007.
     The Vessels were off-hire for a combined total of 7 days for the nine months ended September 30, 2007, compared to 22.5 days off-hire for the nine months ended September 30, 2006.
     Total vessel operating expenses
     Total vessel operating expenses were $14.9 million for the nine months ended September 30, 2007 compared to $13.8 million for the nine months ended September 30, 2006. Vessel operating expenses for the nine months ended September 30, 2007 were higher than the same period in 2006 reflecting the management of the Additional Vessels for four additional days and the annual increase in daily vessel management fees under our ship management agreements.
     Depreciation
     Depreciation was $11.5 million for the nine months ended September 30, 2007, compared to $12.0 million for the nine months ended September 30, 2006. The year over year decrease in depreciation expense reflects a change in our estimate of salvage value beginning in January 2007.
     General and administrative expenses
     General and administrative expenses were $1.7 million for the nine months ended September 30, 2007 compared to $2.0 million for the nine months ended September 30, 2006. The decrease in general and administrative expenses reflects the uncapitalized legal, accounting, and administrative costs that were associated with the purchase of the Additional Vessels in January 2006.
     Net Other Income (Expenses)
     Net other income (expenses) represents interest expense, net of interest income and other financial items. Net other expense was $12.2 million for the nine months ended September 30, 2007, compared to net other expense of $7.7 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net other expense includes $10.2 million in interest expense related to our credit facility with The Royal Bank of Scotland and $2.6 million related to the unrealized loss on our interest rate swap, partially offset by $0.6 million of interest income. Net other expense for the nine months ended September 30, 2006 reflects $10.1 in interest expense related to our credit facility with The Royal Bank of Scotland, plc. offset by $1.9 million related to the unrealized gain on our interest rate swap and $.5 million of interest income.
     With respect to our $229.5 term loan credit facility, by entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at 5.7325% (5.8325% if the ratio of the value of our Vessels to the amount outstanding under the loan facility falls below 2.0) for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at September 30, 2007 was a liability of $2.5 million. The fair value of the swap at September 30, 2006 was a liability of $216,000. Accordingly, we recorded a non-cash decrease in the fair value of the interest rate swap of $2.6 million in current earnings as an unrealized loss for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, we recorded a non-cash increase in the fair value of the interest rate swap of $1.9 million in current earnings as an unrealized gain.

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
     We had outstanding long term debt of $229.5 million as of September 30, 2007 and December 31, 2006. This amount reflects outstanding borrowings under our secured credit facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year.
     As of September 30, 2007, we had cash and cash equivalents of $3.8 million. Net cash provided by operating activities for the nine months ended September 30, 2007 was $27.0 million.
     Net cash provided by investing activities in 2007 to date was $500,000. This amount relates to the purchase of $30.9 million in marketable securities during the nine months ended September 30, 2007 with a maturity date of greater than 90 days, offset by the sale of $31.4 million in marketable securities during the nine months ended September 30, 2007.
     Net cash used by financing activities for the nine months ended September 30, 2007 was $27.0 million, which was related to dividend payments made in February, May, and August 2007.
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
     At September 30, 2007 and December 31, 2006, we had $229.5 million outstanding under our debt facility. The borrowings under our debt facility bear interest at LIBOR (reset quarterly) plus a margin of 0.75%, or 0.85% if the Ratio falls below 2.0. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 5.7325% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured credit facility. The fair value of the interest rate swap agreement as of September 30, 2007 was a liability of $2.5 million. The fair value of the interest rate swap agreement as of December 31, 2006 was an asset of $84,000.
Item 4. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Company Specific Risk Factors
We cannot assure you that we will pay any dividends
     We currently intend to pay dividends on a quarterly basis in amounts determined by our Board of Directors. We believe our dividends will be substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our Board of Directors. Such expenses consist primarily of fees under our ship management agreements, directors’ fees, salaries and benefits of our employees, payment of interest under our secured term loan facility, and other administrative costs and other expenses. There can be no assurance that we will not have other cash expenses, including extraordinary expenses, which could include the costs of claims and related litigation expenses. There can be no assurance that we will not have additional expenses or liabilities, that the amounts currently anticipated for the items set forth above will not increase, that we will not have to fund any required capital expenditures for our Vessels or that our Board of Directors will not determine to establish additional cash reserves or change our dividend policy. Other than the fees under our ship management agreements, none of our fees or expenses is fixed.
     The amount of potential future dividends set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividend Policy” represents only an estimate of future dividends based on our charter contracts, ship management agreements, an estimate of our other expenses and the other matters and assumptions set forth therein and assumes that other than our ship management expenses, none of our expenses increase during the periods presented in the table. The amount of future dividends, if any, could be affected by various factors, including the loss of a Vessel, the number of days a Vessel is off-hire, the timing of the commencement of sub-charters of our V-MAX Vessels to Eiger Shipping, required capital expenditures, cash reserves established by our Board of Directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings or future issuances of securities, many of which are beyond our control. As a result, the amount of dividends actually paid may vary from period to period and such variations may be material.
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
Concordia and Stena are able to influence the Company, including the outcome of shareholder votes
     Based on their filings with the SEC, Stena and Concordia directly and indirectly owned an aggregate of approximately 14.4% of our outstanding common shares. However, Stena has recently advised us that as a result of additional purchases, they now beneficially own approximately 18.0% of our common shares. As a result of their share ownership and for so long as either Stena or Concordia directly or indirectly owns a significant percentage of our outstanding common shares, Stena and Concordia are able to influence us, including the outcome of any shareholder vote, such as the election of directors.
We are leveraged and subject to restrictions in our financing agreements that impose constraints on our operating and financing flexibility
     We have a secured term loan facility under which we have borrowed $229.5 million as of September 30, 2007, to finance a portion of the cash purchase price for our Additional Vessels. We are required to apply a substantial portion of our cash flow from operations to the payment of interest on borrowings under the facility. Our facility, which is secured by, among other things, mortgages on our Vessels, pledges of our time charters and assignments of earnings, insurances and requisition compensation in respect to our Vessels, requires that we comply with various operating covenants and maintain certain financial ratios including that the market value of our Vessels exceeds 125% of the total facility amount outstanding and that the market value of our Vessels exceeds 140% of our borrowings (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order for us to pay dividends. The facility also requires that Northern Marine remain as technical manager for our Vessels.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

(A)	Exhibits:

Exhibit
Number	Description of Exhibit(1)

10.1	2007 Bonus Plan, as amended

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Unless otherwise noted, each exhibit is filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARLINGTON TANKERS LTD.
By:	/s/ Edward Terino
	Name:	Edward Terino
	Title:	Chief Executive Officer and Chief Financial Officer

Date: November 9, 2007

Exhibit
Number	Description of Exhibit(1)

10.1	2007 Bonus Plan, as amended

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Unless otherwise noted, each exhibit is filed herewith.