Form 10-K
period 2007-12-31
Arlington Tankers Ltd.
filed 2008-03-14
CIK 1305507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of June 29, 2007, was approximately $364,586,700 based on the closing price of $28.68 per share for the registrant’s common shares as reported on the New York Stock Exchange on that date.

As of February 28, 2008, the registrant had 15,500,000 common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement for the registrant’s 2008 Annual General Meeting of Shareholders to be held on July 17, 2008, which are expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this report.

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

Overview

We were incorporated in September 2004 under the laws of Bermuda as a jointly owned subsidiary of Stena AB (publ), or Stena, and Concordia Maritime AB (publ), or Concordia, a Swedish company and an affiliate of Stena. Stena is one of the largest privately held companies in Sweden, with over 6,700 employees. Concordia has been involved in the shipping business for over 20 years. Stena and Concordia continue to be shareholders of the Company and, based on their filings with the SEC, purchased an additional 3.6% of our outstanding common shares in 2007 such that, as of November 19, 2007, they directly and indirectly owned an aggregate of approximately 18.0% of our outstanding common shares. As a result of Stena’s purchase of additional common shares in 2007, Stena and Concordia may be considered “interested shareholders” for purposes of our bye-laws. Please see “Item 1A. Risk Factors — Concordia and Stena’s ownership interest in our company can have significant influence over the Company, including the outcome of shareholder votes and our ability to conduct future business or modify existing agreements with Stena or Concordia.”

Our fleet consists of eight tankers, which we refer to as the Vessels. In November 2004, we acquired our original fleet of six tankers consisting of two V-MAX tankers, two Panamax tankers and two Product tankers, which we refer to as the Initial Vessels. On January 5, 2006 we acquired two additional Product tankers, which we refer to as the Additional Vessels. We have eight wholly owned subsidiaries, each of which owns one of the Vessels. We purchased the two V-MAX tankers from subsidiaries of Concordia, the four Product tankers from subsidiaries of Stena and the two Panamax tankers from two companies owned 75% by Stena and 25% by Fram Shipping Ltd., which we refer to as Fram.

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

At the time we acquired our two V-MAX Vessels, these Vessels were sub-chartered by Concordia to Sun International. The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007. The sub-charter with Sun International relating to the Stena Vision was originally due to expire within 30 days of June 30, 2007. However, because that vessel was off-hire for repairs, Sun International has exercised its right to extend the term of the sub-charter relating to the Stena Vision so that it is now due to expire within 30 days of July 31, 2008.

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

Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, on October 20, 2007, the Vessel commenced operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping, SA, an affiliate of the shipping branch of LukOil commonly known as Litasco. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, we expect the Vessel to commence operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping. The sub-charter rate that Eiger Shipping is obligated to pay to Concordia is greater than the Basic Hire rate that we will receive from Concordia. Therefore, we expect to earn Additional Hire revenue while the V-MAX vessels are under the Eiger Shipping sub-charters in addition to the Basic Hire. The Additional Hire revenue will not be exposed to fluctuations in spot market rates. Additional Hire for the V-MAX tankers under the Eiger Shipping sub-charters will be based on the time charter hire received by Concordia under the sub-charters. Additional Hire revenues under the Eiger Shipping sub-charters are not guaranteed, meaning that we will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, we will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Eiger Shipping sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, we expect the V-MAX tankers to generate Additional Hire revenues of approximately $350,000 per Vessel per quarter in addition to the guaranteed Basic Hire levels, while the Vessels are sub-chartered to Eiger Shipping.

We believe that our fleet is one of the youngest in the world, with an average age as of December 31, 2007 of approximately 4.2 years compared to the world average of approximately 10.6 years for all tankers according to Clarkson Research Studies Ltd. The two V-MAX tankers, which came into service in 2001 are approximately six years old, and the Panamax and Product tankers, which came into service during 2004 and 2005, are each less than four years old. All of our tankers have double hulls and are of very high quality.

Strategy

Our strategy is designed to generate stable and generally predictable cash flow through long-term fixed rate charters, which reduces our exposure to volatility in the market for seaborne oil and oil product transportation. We intend to pay dividends in accordance with our dividend policy, which is described below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividend Policy”. The following are the key elements of our strategy:

•	Acquire high quality tankers. Our two V-MAX tankers were built in 2001 and our six other tankers entered service during 2004 and 2005. All of our tankers have double hulls and have been designed to provide more efficient transportation of oil and oil products compared to other standard ship designs. We will consider acquiring additional tankers in the future. Any such acquisition will require additional financing and the consent of our lender under our current secured credit facility.

•	Time charter our tankers to experienced charterers. We time charter our tankers to subsidiaries of Stena and Concordia. Stena and Concordia have agreed to guarantee their respective subsidiaries’ obligations under the Charters. Stena operates a fleet of oil tankers. Stena’s current customers for its fleet of owned and chartered-in tankers include major oil companies such as ChevronTexaco Corporation, the Royal Dutch/Shell Group of Companies, ConocoPhillips and BP plc. The two V-MAX tankers in our fleet are chartered by Concordia one of these V-MAX tankers is currently sub-chartered to Sun International and the other is currently sub-chartered to Eiger Shipping.

•	Charter our tankers under long term fixed rate charters. Our existing Charters are designed to generate stable and generally predictable cash flow and reduce our exposure to the volatility in tanker spot rates. Some of our charters provide for an opportunity to earn Additional Hire during favorable market conditions. The Basic Hire payable to us under our Charters will increase annually by an amount equal to the annual increase in the fees payable by us under the ship management agreements.

•	Arrange for ship management contracts with an experienced ship manager. We have entered into ship management contracts with Northern Marine for each of our Vessels. Under these agreements, Northern Marine has assumed all responsibilities for the technical management of the Vessels, including crewing, maintenance, repair, drydocking and insurance for a fixed daily fee per Vessel which increases 5% annually. In addition, Northern Marine has agreed to indemnify us for our loss of Basic Hire and direct costs in the event, for circumstances specified under the Charters, the Vessel is off-hire or receiving reduced hire for more than five days during any twelve-month period, net of amounts received from off-hire insurance. These arrangements are designed to provide stable and generally predictable operating costs for our fleet.

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

				Initial Charter	Latest Charter
Vessel Type	Year Built	Dwt	Date Acquired	Expiration Date(1)	Expiration Date(1)

V-MAX
Stena Victory	2001	314,000	November 10, 2004	November 9, 2009	November 9, 2012
Stena Vision	2001	314,000	November 10, 2004	November 9, 2009	November 9, 2012
Panamax
Stena Companion	2004	72,000	November 10, 2004	November 9, 2008	November 9, 2011
Stena Compatriot	2004	72,000	November 10, 2004	November 9, 2010	November 9, 2013
Product
Stena Concord	2004	47,400	November 10, 2004	November 9, 2008	November 9, 2011
Stena Consul	2004	47,400	November 10, 2004	November 9, 2010	November 9, 2013
Stena Concept	2005	47,400	January 5, 2006	January 4, 2009	July 4, 2011
Stena Contest	2005	47,400	January 5, 2006	January 4, 2009	July 4, 2011

(1)	Each of the charters contains renewal options described in greater detail below.

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

Our Panamax tankers have fully epoxy coated tanks and a tank design that permit the Vessels to change from transporting dirty to clean petroleum products faster than a standard vessel of this class. Our Panamax tankers also have integrated bridge systems, unique in vessels of this class, that provide increased efficiency, safety, visibility, communication and maneuvering capabilities to the bridge team navigating the vessel. Our Panamax tankers typically trade in the North, South and Central Americas primarily carrying crude oil but also clean products.

Our Product tankers have one of the most efficient designs for vessels in this class and feature 10 completely independent multiple-grade cargo segregations, which provide increased flexibility over the six segregations standard in Product tankers. Compared to standard vessels in this class, our Product tankers also have more powerful engines that provide flexibility to respond to weather conditions and market demands and a tank design that permits quicker discharge and reduced tank preparation time to load the next cargo. Our Product tankers currently trade primarily in the Caribbean and the Transatlantic and primarily carry clean products such as gasoline, diesel and jetfuel.

Our Charters

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

At the time we acquired our two V-MAX Vessels, these Vessels were sub-chartered by Concordia to Sun International. The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007. The sub-charter with Sun International relating to the Stena Vision was originally due to expire within 30 days of June 30, 2007. However, because that vessel was off-hire for repairs, Sun International has exercised its right to extend the term of the sub-charter relating to the Stena Vision so that it is now due to expire within 30 days of July 31, 2008.

The sub-charter rate that Concordia received from Sun International with respect to the Stena Victory, and the sub-charter rate that Concordia continues to receive from Sun International with respect to the Stena Vision, is greater than the Basic Hire rate that we receive from Concordia. Therefore, we earned Additional Hire revenue while the Stena Victory was sub-chartered to Sun International, and we continue to earn Additional Hire revenue while the Stena Vision is sub-chartered to Sun International. The amount of this Additional Hire is equal to the difference between the amount paid by Sun International under its sub-charters with Concordia and the Basic Hire rate in effect, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of the charterhire received by the Charterer and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of the charterhire received by the Charterer. The Additional Hire revenue associated with the ongoing Sun International sub-charter of the Stena Vision is guaranteed, meaning that we are paid the Additional Hire revenue by Concordia whether or not Vessel is in service during the term of the Sun International sub-charter.

Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, on October 20, 2007, the Vessel commenced operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping, S.A. an affiliate of the shipping branch of LukOil, commonly known as Litasco. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, we expect the Vessel to commence operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping. The sub-charter rate that Eiger Shipping is obligated to pay to Concordia is greater than the Basic Hire rate that we will receive from Concordia. Therefore, we expect to earn Additional Hire revenue while the V-MAX vessels are under the Eiger Shipping sub-charters in addition to the guaranteed Basic Hire. The Additional Hire revenue will not be exposed to fluctuations in spot market rates. Additional Hire for the V-MAX tankers under the Eiger Shipping sub-charters will be based on the time charter hire received by Concordia under the sub-charters. Additional Hire revenues under the Eiger Shipping sub-charters are not guaranteed, meaning that we will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, we will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Eiger Shipping sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, we expect the V-MAX tankers to generate Additional Hire revenues of approximately $350,000 per Vessel per quarter in addition to the guaranteed Basic Hire levels, while the Vessels are sub-chartered to Eiger Shipping.

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

The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for our two V-MAX vessels, the Stena Vision and the Stena Victory. The operating margin is calculated by subtracting the amount of the base operating costs from the amount of Basic Hire.

Period	Basic Hire	Base Operating Costs	Operating Margin

Nov. 11, 2007 — Nov. 10, 2008	$36,882	$8,682	$28,200
Nov. 11, 2008 — Nov. 10, 2009	37,316	9,116	28,200
Nov. 11, 2009 — Nov. 10, 2010 (Option Year 1)(1)	37,772	9,572	28,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 2)	38,251	10,051	28,200
Nov. 11, 2011 — Nov. 10, 2012 (Option Year 3)	38,753	10,553	28,200

(1)	The Charterers have the option to extend the Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any option.

The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for our two vessels, the Stena Companion and the Stena Concord, with initial charter expiration dates in 2008.

	Stena Companion			Stena Concord
		Base Operating	Operating		Base Operating	Operating
Period	Basic Hire	Costs	Margin	Basic Hire	Costs	Margin

Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009 (Option Year 1)(1)	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010 (Option Year 2)	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 3)	19,356	7,706	11,650	17,303	7,103	10,200

(1)	The Charterers have the option to extend the Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any option.

The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for our two vessels, the Stena Compatriot and the Stena Consul, with initial charter expiration dates in 2010. The operating margin is calculated by subtracting the amount of the base operating costs from the amount of Basic Hire.

				Stena Consul
	Stena Compatriot				Base
		Base Operating	Operating		Operating	Operating
Period	Basic Hire	Costs	Margin	Basic Hire	Costs	Margin

Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 1)(1)	19,356	7,706	11,650	17,303	7,103	10,200
Nov. 11, 2011 — Nov. 10, 2012 (Option Year 2)	19,741	8,091	11,650	17,658	7,458	10,200
Nov. 11, 2012 — Nov. 10, 2013 (Option Year 3)	20,145	8,495	11,650	18,031	7,831	10,200

(1)	The Charterers have the option to extend the Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any option.

The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for our two Additional Vessels, the Stena Concept and the Stena Contest.

		Base Operating
Period	Basic Hire	Costs	Operating Margin

Jan. 5, 2007 — Jan 4, 2008	$20,043	$5,843	$14,200
Jan. 5, 2008 — Jan. 4, 2009	20,335	6,135	14,200
Jan. 5, 2009 — Jan. 4, 2010 (Option Period 1)(1)	17,942	6,442	11,500
Jan. 5, 2010 — Jan. 4, 2011 (Option Year 1)	18,264	6,764	11,500
Jan. 5, 2011 — July 4, 2011 (Option Period 1)	18,603	7,103	11,500
July 5, 2011 — July 4, 2012 (Option Period 2)(2)	21,158	7,458	13,700
July 5, 2012 — July 4, 2013 (Option Period 3)	21,531	7,831	13,700

(1)	At the end of the initial fixed charter period expiring on January 4, 2009, either we or the Charterers may extend the Charters on a vessel-by-vessel basis for an additional 30-month period expiring on July 4, 2011. If the Charterer extends the Charter for this 30-month period, we would be eligible to earn Additional Hire in addition to Basic Hire. If we extend the Charter for this 30-month period, we would not be eligible to earn Additional Hire during this period. There can be no assurance that the Charterer will exercise any option.

(2)	This period is the first for which the Charterer has the option to extend the Charters if the Charterer exercises the option described in Footnote 1 above. We would not be eligible to earn Additional Hire over the term of such extension. There can be no assurance that the Charterer will exercise any option.

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

The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007. The sub-charter with Sun International relating to the Stena Vision was originally due to expire within 30 days of June 30,

2007. However, because that vessel was off-hire for repairs, Sun International has exercised its right to extend the term of the sub-charter relating to the Stena Vision so that it is now due to expire within 30 days of July 31, 2008.

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

Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, that Vessel commenced operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping S.A., an affiliate of the shipping branch of LukOil, commonly know as Litasco. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, we expect the Vessel to commence operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping. The sub-charter rate that Eiger Shipping is obligated to pay to Concordia is greater than the Basic Hire rate that we will receive from Concordia. Therefore, we expect to earn Additional Hire revenue while the V-MAX vessels are under the Eiger Shipping sub-charters in addition to the guaranteed Basic Hire. The Additional Hire revenue will not be exposed to fluctuations in spot market rates. Additional Hire for the V-MAX tankers under the Eiger Shipping sub-charters will be based on the time charter hire received by Concordia under the sub-charters. Additional Hire revenues under the Eiger Shipping sub-charters are not guaranteed, meaning that we will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, we will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Eiger Shipping sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, we expect the V-MAX tankers to generate Additional Hire revenues of approximately $350,000 per Vessel per quarter in addition to the guaranteed Basic Hire levels, while the Vessels are sub-chartered to Eiger Shipping.

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

Our Ship Management Agreements

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

Tables setting forth the daily base operating costs for each of our Vessels can be found above in the section entitled “— Basic Hire Under Our Charters.”

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

Northern Marine is responsible for arranging for the insurance of our Vessels on terms specified in the ship management agreements and our secured credit facility, which we believe are in line with standard industry practice. In accordance with the ship management agreements, Northern Marine has procured marine hull and machinery and war risks insurance, which includes the risk of actual or constructive total loss, and protection and indemnity insurance with mutual assurance associations. In accordance with the ship management agreements, Northern Marine has also obtained off-hire insurance in respect of each of our Vessels. Currently, the amount of coverage for liability for pollution, spillage and leakage available to us on commercially reasonable terms through protection and indemnity associations and providers of excess coverage is $1 billion per Vessel per occurrence. Protection and indemnity associations are mutual marine indemnity associations formed by shipowners to provide protection from large financial loss to one member by contribution towards that loss by all members.

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

Inspection by a Classification Society

Every commercial vessel’s hull and machinery is evaluated by a classification society authorized by its country of registry. All of our tankers have been certified as being “in-class” by the American Bureau of Shipping or Det Norske Veritas (DNT). The American Bureau of Shipping and DNT are recognized members of the International Association of Classification Societies and have been recognized by Bermuda as authorized classification societies. A classification society certifies that a Vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the Vessel’s country of registry and the international conventions of which that country is a member. Each Vessel is inspected by a surveyor of the classification society in three surveys of varying frequency and thoroughness: every year for the annual survey, every four or five years for intermediate surveys and every four to five years for special surveys; the initial intermediate survey takes place two to three years from the launch of a vessel and from then on there is an interval of two to three years between intermediate and special surveys. Should any defects be found, the classification surveyor will issue a “recommendation” for appropriate repairs which have to be made by the shipowner within the time limit prescribed. Our ship management agreements provide that Northern Marine would be responsible for any repairs recommended by the classification surveyor. Vessels may be required, as part of the annual and intermediate survey process, to be drydocked for inspection of the underwater portions of the Vessel and for any necessary repairs stemming from the inspection. Special surveys always require drydocking.

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

Tanker Scrapping

Tanker owners may conclude that it is more economical to dispose of or scrap a vessel that has exhausted its useful life rather than continue to maintain or upgrade the vessel in accordance with international standards and rules monitored by the classification societies. Generally when tankers reach an age of approximately 25 years, the costs of conducting the required surveys of the vessel and performing associated repairs may not be economical, particularly if the repairs require replacement of steel plate. There are international regulations that currently call for the mandatory and accelerated scrapping or disposal of vessels, particularly vessels lacking double hulls, in certain parts of the world.

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

Employees

As of December 31, 2007, we had 2 employees. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe that our employee relations are good.

Executive Officer of the Registrant

Our executive officer, his age and his positions as of February 28, 2008 is as follows:

Edward Terino, 54, is our Chief Executive Officer, President and Chief Financial Officer. Mr. Terino has over 10 years of experience as a senior level executive of publicly traded companies. Since April 2007, Mr. Terino has served on the board of directors of S1 Corporation, which develops and markets customer interaction software for financial and payments services primarily to banks, credit unions, insurance companies, retailers and telecommunication companies. From October 2001 until June 2005, Mr. Terino was Senior Vice President and Chief Financial Officer of Art Technology Group, Inc., a provider of Internet-based e-commerce and customer service software. From April 1999 to September 2001, he was Senior Vice President and Chief Financial Officer of Applix, Inc., a provider of business intelligence software solutions. Mr. Terino has also spent 11 years at Houghton Mifflin in various senior financial management position and 9 years at Deloitte and Touche in their consulting services group. Mr. Terino is a citizen and resident of the United States.

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

Company Specific Risk Factors

We cannot assure you that we will pay any dividends

We currently intend to pay dividends on a quarterly basis in amounts determined by our Board of Directors. We believe our dividends will be substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our Board of Directors. Such expenses consist primarily of fees under our ship management agreements, directors’ fees, salaries and benefits of our employees, payment of interest under our secured credit facility, and other administrative costs and other expenses. There can be no assurance that we will not have other cash expenses, including extraordinary expenses, which could include the costs of claims and related litigation expenses. There can be no assurance that we will not have additional expenses or liabilities, that the amounts currently anticipated for the items set forth above will not increase, that we will not have to fund any required capital expenditures for our Vessels or that our Board of Directors will not determine to establish additional cash reserves or change our dividend policy. Other than the fees under our ship management agreements, none of our fees or expenses is fixed.

The amount of potential future dividends set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividend Policy” represents only an estimate of future dividends based on our charter contracts, ship management agreements, an estimate of our other expenses and the other matters and assumptions set forth therein and assumes that other than our ship management expenses, none of our expenses increase during the periods presented in the table. The amount of future dividends, if any, could be affected by various factors, including the loss of a Vessel, the number of days a Vessel is off-hire, the timing of the commencement or expiration of any sub-charters for our Vessels, the effect of global demand for tanker capacity on Additional Hire calculations, required capital expenditures, cash reserves established by our Board of Directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings, more restrictive debt covenants, higher interest rates, principal amortization requirements or future issuances of securities, many of which are beyond our control. As a result, the amount of dividends actually paid may vary from period to period and such variations may be material.

The amount of dividends we may be able to pay can also be affected by the terms of our current, or any future, indebtedness. Our existing secured credit facility provides that we may not pay dividends if an event of default under the facility agreement has occurred and continues or if the market value of our Vessels is less than 140% of our borrowings under the facility (or, if at the time of the proposed dividend, all of our Vessels are on time charter for a remaining period of 12 months, less than 125% of the loan amount). The terms of any future indebtedness we may enter into, including indebtedness that refinances our existing secured credit facility, may have stricter restrictions on our ability to pay dividends. Furthermore, higher interest rates or different repayment terms of future indebtedness, such as principal amortization requirements, may reduce the amount of cash that we would have available to pay future dividends.

The declaration of dividends is subject to current and future debt covenants, compliance with Bermuda law and is subject at all times to the discretion of our Board of Directors. There can be no assurance that dividends will be paid in the amounts anticipated or at all.

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

If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders

Under the terms of the Loan Agreement providing for our secured credit facility, we are required to repay the total amount outstanding at maturity, January 5, 2011. Borrowings under the facility are guaranteed by each of our Vessel Subsidiaries and are secured by mortgages over all of our Vessels; assignments of earnings, insurances and requisition compensation with respect to our Vessels; and assignments of our interests in the Charters and our ship management agreements. Whether or not the Charterers renew the Charters, the Loan Agreement will mature in January 2011 and we will be obligated to repay or refinance the total amount due under the loan at that time. There is no assurance that we will be able to repay or refinance this amount. In addition, even if the Charterers renew the Charters for one or more of our Vessels, if we are unable to refinance our secured credit facility on acceptable terms, we may be forced to attempt to sell some or all of our Vessels. Interest rates may be higher than current rates at the time we seek to refinance our secured credit facility and the prevailing market terms for loans such as the type we would need to refinance our secured credit may require periodic payments to amortize the outstanding principal. Such higher rates, principal amortization requirements or other terms could prevent our ability to complete a refinancing or could adversely impact our future results, including the amount of cash available for future dividends. In such event, we may conclude that such a refinancing is not on acceptable terms. In addition, in the event of a default under our secured credit facility all of our Vessels could be sold to satisfy amounts due to the lender under our secured credit facility. Depending on the market value for our Vessels at the time, it is possible that after payment of the amounts outstanding under our secured credit facility there would not be any funds to distribute to our shareholders. In addition, under our bye-laws, any sale of a Vessel would require the approval of at least a majority of our shareholders voting at a meeting. Furthermore, our current Charters provide that we may not sell the related Vessel without the Charterer’s consent, which consent may be withheld in the Charterer’s sole discretion. Accordingly, there can be no assurance that we would be able to sell a Vessel at a time when we would need to do so to satisfy the obligations under our secured credit facility.

Because we currently intend to distribute dividends to our shareholders in an amount substantially equal to our charterhire, less cash expenses and any cash reserves established by our Board of Directors, we do not believe we will be able to repay our secured credit facility in January 2011 without either refinancing our debt or selling some or all of our Vessels. As a result, we anticipate that we will seek to refinance our secured credit facility at or prior to its maturity. There can be no assurance that we will be able to do so on acceptable terms.

We may not be able to re-charter our Vessels profitably after their Charters expire, unless they are extended at the option of the Charterers

Two of our Charters expire in 2008, four expire in 2009 and two expire in 2010. We have an option to extend the terms of the Charters on our two Additional Vessels. However, we will not be eligible to earn Additional Hire with respect to the Additional Vessels if we make this election. The Charterers also have options to extend the terms of the Charters for all of our Vessels. The Charterers have the sole discretion as to exercising their options. Notice that either party is exercising its option to extend the term of a Charter is required to be delivered no later than six months prior to the expiration of the charter period in effect at that time. We cannot predict whether the Charterers will exercise any of their extension options under one or more of the Charters. The Charterers do not owe any fiduciary or other duty to us or our shareholders in deciding whether to exercise their extension options, and the Charterers’ decision may be contrary to our interests or those of our shareholders.

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

Concordia and Stena’s ownership interest in our company can have significant influence over the Company, including the outcome of shareholder votes and our ability to conduct future business or modify existing agreements with Stena or Concordia

Based on their filings with the SEC, as of November 19, 2007, Stena and Concordia directly and indirectly owned an aggregate of approximately 18.0% of our outstanding common shares. As a result of their share ownership and for so long as either Stena or Concordia directly or indirectly owns a significant percentage of our outstanding common shares, Stena and Concordia are able to influence us, including the outcome of any shareholder vote, such as the election of directors. In addition, as a result of Stena’s purchase of additional common shares in 2007, Stena and Concordia may be considered “interested shareholders” for purposes of our bye-laws. Under our “interested shareholder” bye-law, in addition to any other approval that may be required by applicable law, any “business combination” with an interested shareholder within a period of three years after the date of the transaction in which the person became an interested shareholder must be approved by our board and authorized at an annual or special general meeting by the affirmative vote of at least 66 2/3% of our issued and outstanding voting shares that are not owned by the interested shareholder, unless:

•	prior to the date of the transaction that resulted in the shareholder becoming an interested shareholder, our board of directors approved either the business combination or the transaction that resulted in the shareholder becoming an interested shareholder; or

•	upon consummation of the transaction that resulted in the shareholder becoming an interested shareholder, the interested shareholder owned at least 85% of our issued and outstanding voting shares at the time the transaction commenced.

For purposes of these provisions, “business combinations” include specified mergers, amalgamations, consolidations and specified sales, leases, exchanges, mortgages, pledges, transfers and other dispositions of assets having an aggregate market value equal to 10% or more of either the aggregate market value of all of our assets determined on a consolidated basis or the aggregate market value of all of our issued and outstanding shares. Accordingly, our interested shareholder bye-law may make it more difficult for us to conduct future business or modify existing agreements with Stena or Concordia.

We are leveraged and subject to restrictions in our financing agreements that impose constraints on our operating and financing flexibility

We have a secured credit facility under which we have borrowed $229.5 million as of December 31, 2007, to finance a portion of the cash purchase price for our Additional Vessels and refinance pre-existing debt. We are required to apply a substantial portion of our cash flow from operations to the payment of interest on borrowings under the facility. Our facility, which is secured by, among other things, mortgages on our Vessels, pledges of our time charters and assignments of earnings, insurances and requisition compensation in respect to our Vessels, requires that we comply with various operating covenants and maintain certain financial ratios including that the market value of our Vessels exceeds 125% of the total facility amount outstanding and that the market value of our Vessels exceeds 140% of our borrowings (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order for us to pay dividends. The facility also requires that Northern Marine remain as technical manager for our Vessels.

We have a floating rate of interest under our secured credit facility. However, we have entered into an interest rate swap agreement that effectively fixes the interest rate at 5.7325%, or 5.8325% per year, based upon the ratio of the fair market value of the Company’s Vessels to the amount outstanding under the loan facility, through maturity of the facility in January 2011. By utilizing this interest rate swap, we potentially forego benefits that might result from declines in interest rates.

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

Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products. For example, charter rates and vessel values were at a high level during 2004. Charter rates declined from that high level during 2005, and 2006, and have remained at these lower rates during 2007. There can be no assurance that charter rates and Vessel values will not decline further in the future.

Our Vessels are operated under time charters with the Charterers. We receive a fixed minimum daily base charter rate and may receive Additional Hire under the Charters. Additional Hire is not guaranteed under our Charters. Additional Hire, if any, is paid quarterly in arrears. The amount of Additional Hire is subject to variation depending on the charterhire received by the Charterers under time charters, spot charters and on general tanker market conditions. The amount of Additional Hire that we may earn is based on a formula of notional voyages and expenses on routes that we agreed to with the Charterers. The payment of Additional Hire, if any, has no correlation to our potential future time charter equivalent earnings. If a Vessel is off-hire, that Vessel is not eligible to earn Additional Hire during the off-hire period. We cannot assure you that we will receive Additional Hire for any quarter, except during the remaining term of the Sun International sub-charter for the Stena Vision which is due to expire within 30 days of July 31, 2008.

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

The value of our Vessels may fluctuate and adversely affect our liquidity and may result in breaches under our secured credit facility

Tanker values have generally experienced high volatility. Investors can expect the fair market value of our tankers to fluctuate, depending on general economic and market conditions affecting the tanker industry and competition from other shipping companies, types and sizes of vessels and other modes of transportation. In addition, although our Panamax and Product tankers were built in 2004 and 2005 and our V-MAX tankers were built in 2001, they generally decline in value as they age. These factors will affect the value of our Vessels at the termination of their Charters or earlier at the time of any sale, which during the term of the Charters will require the consent of the Charterer and the lenders under our secured credit facility. Borrowings under our credit agreement bear interest at LIBOR plus a 75 basis points margin, which would increase to 85 basis points if the ratio of the fair market value of the Company’s Vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In the event of the sale or loss of a Vessel, we might be required to repay a percentage of the loan earlier than we planned or increase our payments under the facility, which could affect our financial condition and ability to make payments to our shareholders. Declining tanker values could adversely affect our ability to refinance our secured credit facility at its maturity in January 2011 and thereby adversely impact our business and operations and liquidity. Due to the cyclical nature of the tanker market, if for any reason we sell tankers at a time when tanker prices have fallen, the sale may be at less than the tanker’s carrying amount on our financial statements, with the result that we would also incur a loss and a reduction in earnings.

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

We also rent an office in Westport, Connecticut that contains approximately 400 square feet of office space, which is used by our executive officer. We occupied and began renting the Westport office in July 2005. The rent arrangement in Westport is month to month. We believe our facilities are sufficient to meet our needs for the foreseeable future and, if needed, additional space will be available in the near term at a reasonable cost to us. Our monthly rental costs in Westport are approximately $4,000.

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

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2007.

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

Fiscal Year Ended December 31, 2007	High	Low

First Quarter (from January 1 to March 31)	$24.08	$22.15
Second Quarter (from April 1 to June 30)	$28.68	$23.51
Third Quarter (from July 1 to September 30)	$29.52	$23.04
Fourth Quarter (from October 1 to December 31)	$25.19	$20.31

Fiscal Year Ended December 31, 2006	High	Low

First Quarter (from January 1 to March 31)	$23.61	$21.61
Second Quarter (from April 1 to June 30)	$23.30	$20.63
Third Quarter (from July 1 to September 30)	$23.37	$21.48
Fourth Quarter (from October 1 to December 31)	$24.15	$22.00

On February 28, 2008, we had approximately 47 shareholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.

Dividends

We have paid quarterly cash dividends denominated in U.S. dollars to the holders of our common shares since our initial public offering in November 2004 in amounts substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our board of directors. We have generally declared those dividends in January, April, July and October of each year and made payments in the subsequent month. Distributions to shareholders are applied first to retained earnings. When retained earnings are not sufficient, distributions are applied to additional paid-in capital.

There are restrictions that limit our ability to declare dividends, including those established under Bermuda law and under our existing secured credit agreement. The terms of any future indebtedness we may enter into, including indebtedness that refinances our existing secured credit facility, may have stricter restrictions on our ability to pay dividends. Furthermore, higher interest rates or different repayment terms of future indebtedness, such as principal amortization requirements, may reduce the amount of cash that we would have available to pay future dividends. Please see “Item 1A. Risk Factors — We cannot assure you that we will pay any dividends,” “— If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders” and “— We may not be able to recharter our Vessels profitably after they expire, unless they are extended at the option of the Charterers” and the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividend Policy”.

In January 2008, we declared a dividend of $0.56 per share, and paid that dividend on February 12, 2008 to shareholders of record as of February 8, 2008. The January 2008 dividend was based on our operating results for the fourth quarter ending December 31, 2007. In that period, we earned Additional Hire of $900,000, including Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $300,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire.

In January 2007, we declared a dividend of $0.57 per share, and paid that dividend on February 12, 2007 to shareholders of record as of February 9, 2007. The January 2007 dividend was based on our operating results for the fourth quarter ending December 31, 2006. In that period, we earned Additional Hire of $1.0 million, including guaranteed Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $400,000 on our Product and Panamax tankers. In April 2007, we declared a dividend of $0.58 per share, and paid that dividend on May 7, 2007 to shareholders of record as of May 4, 2007. The April 2007 dividend was based on our operating results for the first quarter ending March 31, 2007. In that period, we earned Additional Hire of $1.1 million, including Additional Hire on our V-MAX vessels of $539,000 and Additional Hire of $514,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In July 2007, we declared a dividend of $0.59 per share, and paid that dividend on August 6, 2007 to shareholders of record as of August 3, 2007. The July 2007 dividend was based on our operating results for the second quarter ending June 30, 2007. In that period, we earned Additional Hire of $1.3 million, including guaranteed Additional Hire on our V-MAX vessels of $545,000 and Additional Hire of $751,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In October 2007, we declared a dividend of $0.59 per share, and paid that dividend on November 6, 2007 to shareholders of record as of November 2, 2007. The October 2007 dividend was based on our operating results for the third quarter ending September 30, 2007. In that period, we earned Additional Hire of $1.0 million, including Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $400,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire.

In January 2006, we declared a dividend of $0.53 per share, and paid that dividend on February 9, 2006 to shareholders of record as of February 7, 2006. The January 2006 dividend was based on our operating results for the fourth quarter ending December 31, 2005. In that period, we earned Additional Hire of $1.6 million, including Additional Hire on our V-MAX vessels of $654,000 and Additional Hire of $946,000 on our Product and Panamax tankers. In April 2006, we declared a dividend of $0.57 per share. That dividend was paid on May 9, 2006 to our shareholders of record on May 5, 2006. The April 2006 dividend was based on our operating results for the first quarter ending March 31, 2006. In that period, we earned Additional Hire of $1.4 million, including Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $800,000 on our Product and Panamax tankers. In July 2006, we declared a dividend of $0.59 per share. That dividend was paid on August 8, 2006 to our shareholders of record as of August 4, 2006. The July 2006 dividend was based on our operating results for the second quarter ending June 30, 2006. In that period, we earned Additional Hire of $1.3 million, including Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $700,000 on our Product and Panamax tankers. In October 2006, we declared a dividend of $0.60 per share. That dividend was paid on November 7, 2006 to our shareholders of record as of November 3, 2006. The October 2006 dividend was based on our operating results for the third quarter ending September 30, 2006. In that period, we earned Additional Hire of $1.4 million, including Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $800,000 on our Product and Panamax tankers.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial and other data summarizes our historical financial and other information. We have derived the selected statement of operations data set forth below for the years ended December 31, 2007, 2006, and 2005 and the selected balance sheet data as of December 31, 2007 and 2006 from the audited consolidated financial statements included in this Annual Report on Form 10-K. We have derived the selected financial data for prior periods from audited financial statements that are not included in this report. For the year ended December 31, 2004, our audited consolidated financial statements include the predecessor combined carve-out financial statements of Concordia Maritime AB (publ), or Concordia, and Stena AB (publ), or Stena, for the period January 1, 2004 through November 9, 2004 and the results of operations of Arlington Tankers and its wholly owned subsidiaries for the 51 days from November 10, 2004 through December 31, 2004. For the year ended December 31, 2003 the consolidated financial statements represent the predecessor combined carve-out financial statements. The selected carve-out financial data presented below is not indicative of the results we would have achieved had we operated as an independent public company for any period presented. Furthermore, our historical results for any prior period are not necessarily indicative of results to be expected for any future period and our historical results for any interim period are not indicative of results to be expected for a full fiscal year. This information should be read in conjunction with our “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” set forth in this report.

	Year Ended December 31,
	2007	2006	2005	2004		2003
	(In thousands of $, except per share data)

Selected statement of operations data:
Total operating revenues, net	$70,198	$69,435	$55,455	$57,958		$28,838
Total operating expenses	(38,086)	(37,329)	(28,904)	(30,672)		(14,405)
Operating income	32,112	32,106	26,551	27,286		14,433
Net income	11,706	21,464	21,913	20,351		5,913
Earnings per common share — basic and diluted	$0.76	$1.38	$1.41	$0.28	(1)	—
Cash dividend per share earned during the year	$2.33	$2.33	$2.11	$0.39	(1)	—
Cash dividend per share declared during the year	$2.32	$2.29	$1.97	—		—
Selected balance sheet data (at end of period):
Cash and cash equivalents	6,274	3,210	11,839	5,960		1,194
Newbuildings	—	—	—	—		36,185
Vessels, net	329,330	344,973	269,031	281,441		154,465
Total assets	349,309	363,409	286,447	292,850		192,416
Amount due to Concordia, current	—	—	—	—		45,899
Long term liabilities	229,500	229,500	137,160	135,000		130,317
Combined predecessor equity	—	—	—	—		15,710
Shareholders’ equity	106,212	130,620	144,651	154,487		—
Selected cash flow data:
Net cash provided by operating activities	38,679	34,866	35,314	31,820		15,375
Net cash (used in) investing activities	500	(102,500)	(2,500)	(102,212)		(36,488)
Net cash provided by (used in) financing activities	(36,115)	59,005	(26,935)	75,158		21,717
Selected fleet data (end of period):
Number of tankers owned	8	8	6	6		2

(1)	The earnings per share and dividend per share earned during the year 2004 represent the period from November 10, 2004 through December 31, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, and the related notes, and the other financial and other information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on assumptions about our future business. Our actual results will likely differ from those contained in the forward-looking statements and such differences may be material. This Annual Report on Form 10-K contains certain forward-looking statements and information relating to us that are based on beliefs of our management as well as assumptions made by us and information currently available to us, in particular in this “Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations.” When used in this document, words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “will,” “may,” “should,” and “expect” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. All statements in this document that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to, such matters as:

•	future operating or financial results;

•	future payments of quarterly dividends and the availability of cash for payment of quarterly dividends;

•	statements about future, pending or recent acquisitions, business strategy, areas of possible expansion, and expected capital spending or operating expenses;

•	statements about tanker market trends, including charter rates and factors affecting vessel supply and demand;

•	expectations about the availability of vessels to purchase, the time which it may take to construct new vessels, or vessels’ useful lives; and

•	our ability to repay our secured secured credit facility at maturity, to obtain additional financing and to obtain replacement charters for our Vessels.

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

In November 2004, we completed our initial public offering and acquired our six Initial Vessels, consisting of two V-MAX tankers, two Panamax tankers and two Product tankers. The total purchase price for the Initial Vessels equaled approximately $426.5 million, consisting of $345.5 million in cash and 4,050,000 common shares that we issued to subsidiaries of Concordia and Stena and two companies owned jointly by Stena and Fram. We financed the cash portion of the purchase price through our initial public offering and borrowings under a secured credit facility. The 4,050,000 shares issued to the sellers were valued at $81 million, based on the initial public offering price of $20.00 per share. An aggregate of 1,717,500 of the shares issued to the vessel sellers were sold in our initial public offering in connection with the underwriters’ exercise of their over-allotment option. We did not receive any proceeds from the sale of these shares.

Effective November 10, 2004, we chartered our six Initial Vessels to subsidiaries of Stena and Concordia under fixed rate charters. Under the charters, we receive fixed Basic Hire in amounts that increase annually at a rate equal to the annual increase in the fees payable under our ship management agreements described below. Furthermore, in addition to the fixed rate Basic Hire, each of our Initial Vessels has the possibility of receiving Additional Hire from the Charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. Additional Hire is not guaranteed, except for the Additional Hire related to the Sun International sub-charters, and correlates to weighted average historical voyage rates for the specified routes. The charters contain options on the part of the Charterers to extend the terms of the charters. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the charters.

Effective November 10, 2004, we have also entered into ship management agreements with Northern Marine. The ship management agreements provide for the technical management of our Vessels. Under the ship management agreements, we have agreed to pay Northern Marine a flat fee per day per Vessel, which increases 5% every year.

As a result of our entering into the Charters, our revenues since November 2004 have been generated from charter payments made to us by the Charterers. As a result of our entering into the ship management agreements, our Vessel operating expenses for the Vessels are fixed, increasing 5% annually. These arrangements are designed to provide us with stable and generally predictable cash flow and reduce our exposure to volatility in the spot markets for the Vessels.

On December 12, 2005, we entered into a five-year credit agreement with The Royal Bank of Scotland plc. The credit agreement provides for a credit facility of up to $229.5 million. The purpose of the credit agreement was to (1) refinance the indebtedness under our $135 million debt facility with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent, (2) finance the purchase price of the two Additional Vessels from the subsidiaries of Stena and (3) general corporate purposes. We completed the refinancing of our previous debt facility in December 2005 and completed the Additional Vessel acquisition in January 2006. The credit agreement matures on January 5, 2011. All amounts outstanding under the credit agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the credit agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of our Vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the credit agreement, we entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, we effectively fixed the interest rate on the loan agreement at 5.7325%. The net annual cash interest costs will approximate 5.38% due to the cash benefit that we received in December 2005 from the termination of a swap with Fortis Bank of $4.8 million. That cash benefit has been designated by our Board of Directors to offset the higher interest costs over the life of the $229.5 million credit facility.

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

Factors Affecting Our Results of Operations and Cash Available for Dividends

The principal factors that have affected our results of operations, financial position and cash available for dividends since November, 2004, and that we expect to affect our future results of operations, financial position and cash available for dividends include:

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

Depreciation is the periodic cost charged to our income for the reduction in usefulness and long term value of our Vessels. No charge is made for depreciation of Vessels until they are delivered. We depreciate the cost of our Vessels less salvage value over 25 years on a straight-line basis. Including depreciation on the two new Product tankers that we purchased on January 5, 2006, we estimate that depreciation will be approximately $15.7 million per year.

Administrative expenses include salaries and other employee related costs, office rents, legal and professional fees and other general administrative expenses. Based on our current activities we estimate that our administrative expenses will be approximately $2.4 to $2.5 million in 2008.

Our interest expense prior to December 21, 2005 represented interest expense under our old credit facility. Subsequent to December 21, 2005, we began to incur interest expense under our $229.5 million credit facility, which matures in January 2011. By entering into an interest rate swap agreement, we effectively fixed the interest rate under the facility at approximately 5.7325% per year. In December 2005 as a result of terminating an interest rate swap and debt facility with a group of banks led by Fortis Bank N.V., we realized a net gain on the termination of the swap and debt facility of $4.055 million. The cash proceeds from the termination of the swap was $4.8 million. Our Board has designated the $4.8 million benefit from the Fortis swap as an offset to the interest costs of the secured credit facility. Accordingly, we estimate that interest expense under the secured credit facility will be approximately $13.3 million per year, and that approximately $1 million per year of interest expense will be offset by the benefit from the termination of the Fortis swap.

We anticipate that we will seek to refinance our secured credit facility at or prior to its maturity. There can be no assurance that we will be able to do so on acceptable terms. Interest rates may be higher than current rates at the time we seek to refinance our secured credit facility and the prevailing market terms for loans such as the type we would need to refinance our secured credit may require periodic payments to amortize the outstanding principal. Such higher rates, principal amortization requirements or other terms could prevent our ability to complete a refinancing or could adversely impact our future results, including the amount of cash available for future dividends. Please see “Item 1A. Risk Factors — We cannot assure you that we will pay any dividends,” “— If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders” and “— We may not be able to recharter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”

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

Results of Operations

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Total operating revenues, net

Total operating revenues were $70.2 million in 2007 compared to $69.4 million in 2006. The 2007 revenues consisted of $65.9 million in Basic Hire, $2.3 million in Additional Hire related to the V-MAX vessels and $2.0 million of Additional Hire revenues related to profit sharing arrangements for the other eligible vessels. The 2007 revenues were about the same as the 2006 revenues reflecting slightly higher Basic Higher revenues in 2007, offset by slightly lower Additional Hire revenues. We expect that revenues related to Basic Hire and Additional Hire related to the V-MAX vessels will be slightly higher in 2008 at approximately $69.9 million.

The Vessels were effectively off-hire for a combined total of 40 days in each of 2007 and 2006. The off-hire amount of five days per vessel per annum is guaranteed through the management agreements with Northern Marine.

Total Vessel operating expenses

Total Vessel operating expenses were $20.0 million in 2007 compared to $18.6 million in 2006. The increase in Vessel operating expenses in 2007 reflects a 5% increase in the vessel management fees under the vessel management agreements with Northern Marine. We expect Vessel operating expenses to increase in 2008 to approximately $21.2 million principally due to the 5% annual contractual increase in vessel management fees to Northern Marine.

Depreciation

Depreciation was $15.6 million in 2007 and $16.1 million in 2006. The decrease in depreciation is attributed to a revision in the estimated salvage value for the Vessels in the fleet. We estimate that depreciation in 2008 will be approximately $15.8 million.

Administrative expenses

Administrative expenses were $2.5 million in 2007 compared to $2.7 million in 2006. The decrease in administrative expenses is primarily attributed to higher expenses incurred in 2006 in connection with our purchase of two additional vessels and legal and accounting fees related to the “universal shelf” Registration Statement on Form S-3 that we filed in November 2006. We estimate that administrative expenses for 2008 will be approximately $2.4 — $2.5 million.

Other expenses, net

Other expenses net represents interest expense, net of interest income and other financial items, including the unrealized gain or loss on the fair value of an interest rate swap for our $229.5 million secured credit facility. Other expenses, net were $20.4 million in 2007 compared to $10.6 million in 2006. The 2007 amount includes interest expense of $13.7 million and an unrealized loss of $7.5 million on the fair value of the interest rate swap on our $229.5 secured credit facility, offset by $828,000 of interest income. The increase in other expenses, net of $9.8 million over 2006 is entirely attributed to the change in fair value of an interest rate swap on our $229.5 million secured credit facility, which was an unrealized gain of $2.2 million in 2006 and an unrealized loss of $7.5 million in 2007.

With respect to our $229.5 secured credit facility, by entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at 5.7325% for the five-year term. We estimate that interest expense under the facility will be approximately $13.3 million per year. Our Board of Directors has designated the $4.8 million cash benefit from the termination of interest rate swap to offset the interest costs under the secured credit facility. We expect to offset the higher interest costs each quarter through our cash dividend distribution of a pro rata portion of the $4.8 million (approximately $240,000 per quarter) benefit from the interest rate swap. As a result of the prorated benefit from the termination of the interest rate swap, we expect our cash interest costs per year to approximate $12.3 million. Because substantially all of our revenues and expenses are denominated in U.S. dollars, we do not expect foreign exchange fluctuations to have a significant effect on our future results of operations.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Total operating revenues, net

Total operating revenues were $69.4 million in 2006 compared to $55.5 million in 2005. The 2006 revenues consisted of $64.3 million in Basic Hire, $2.4 million in guaranteed Additional Hire related to the V-MAX vessels and $2.7 million of Additional Hire revenues related to profit sharing arrangements for other eligible Vessels. The 2006 revenues were higher than 2005 principally due to the purchase of the two Additional Vessels in January 2006.

The Vessels were effectively off-hire for a combined total of 40 days in 2006, which compares to 30 off-hire days in 2005. The off-hire amount of five days per vessel per annum is guaranteed through the management agreements with Northern Marine.

Total Vessel operating expenses

Total Vessel operating expenses were $18.6 million in 2006 compared to $14.0 million in 2005. The increase in Vessel operating expenses in 2006 reflects the additional costs associated with the two Additional Vessels purchased in January 2006 and a 5% increase in the vessel management fees for the Initial Vessels under the vessel management agreements with Northern Marine.

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

Other expenses, net

Other expenses net represents interest expense, net of interest income and other financial items, including the gain on the termination of an interest rate swap, as well as the unrealized loss on the fair value of an interest rate swap for our $229.5 million secured credit facility. Other expenses, net were $10.6 million in 2006 compared to $4.6 million in 2005. The 2006 amount includes interest expense of $13.6 million offset by $734,000 of interest income and an unrealized gain of $2.2 million of the fair value of an interest rate swap on our $229.5 secured credit facility. The increase in other expenses, net of $6.0 million over 2005 is attributed to $6.9 million in higher interest expense associated with our $229.5 million term secured credit facility offset by a net gain of $4.1 million realized in 2005 on the termination of the interest rate swap and debt facility with Fortis Bank N.V., an improvement of $2.2 million in the fair value of our interest rate swap, and a $500,000 increase in interest income.

Liquidity and Capital Resources

We operate in a capital intensive industry. Our liquidity requirements relate to our operating expenses, including payments under our ship management agreements, quarterly payments of interest and the payment of principal at maturity under our $229.5 million secured credit facility and maintaining cash reserves to provide for contingencies.

In December 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland. The term loan agreement provides for a facility of $229.5 million. The purpose of the term loan agreement was to (1) refinance our existing indebtedness, (2) finance the purchase price of two Product tankers from Stena and (3) general corporate purposes. We completed the refinancing of our indebtedness in December 2005 and completed the Additional Vessel acquisition in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of the Company’s Vessels to the amount outstanding under the loan facility falls below 2.0, which we refer to as the Ratio. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, we have entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, we effectively fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the cash benefit that we received in December 2005 from the $4.8 million termination of a prior swap. That cash benefit has been designated by the Board of Directors to offset the higher interest costs over the life of the $229.5 million credit facility. The term loan agreement provides that if at any time the aggregate market value of our Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, we must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) our total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) we have positive working capital.

We had outstanding long term debt of $229.5 million as of December 31, 2007 and December 31, 2006. This amount reflects outstanding borrowings under our secured credit facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year.

We anticipate that we will seek to refinance our secured credit facility at or prior to its maturity. There can be no assurance that we will be able to do so on acceptable terms. Interest rates may be higher than current rates at the time we seek to refinance our secured credit facility and the prevailing market terms for loans such as the type we would need to refinance our secured credit may require periodic payments to amortize the outstanding principal. Such higher rates, principal amortization requirements or other terms could prevent our ability to complete a refinancing or could adversely impact our future results, including the amount of cash available for future dividends. Please see “Item 1A. Risk Factors — We cannot assure you that we will pay any dividends,” “— If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders” and “— We may not be able to recharter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”

As of December 31, 2007, we had cash, cash equivalents and short term investments of $18.8 million. Net cash provided by operating activities in 2007 was $38.7 million.

Net cash used in investing activities in 2007 was $500,000. This amount relates to the purchase of $43.4 million in marketable securities in 2007 with a maturity greater than 90 days, offset by the sale of $43.9 million in marketable securities with a maturity greater than 90 days.

Net cash used by financing activities in 2006 was $36.1 million, which consisted entirely of dividend payments made in 2007.

We collect our Basic Hire monthly in advance and pay our ship management fees monthly in advance. We receive Additional Hire payable quarterly in arrears. We expect charter revenues will be sufficient to cover our ship management fees, interest payments, administrative expenses and other costs and to continue to pay quarterly dividends as described below in under the caption Dividend Policy.

We believe that our cash flow from our Charters will be sufficient to fund our interest payments under our secured credit facility and our working capital requirements for the next one to three years. To the extent we pursue additional vessel acquisitions, we will need to obtain additional debt or equity capital. Our longer term liquidity requirements include repayment of the principal balance of our secured credit facility in January 2011. We anticipate requiring new borrowings, issuances of equity, or funds from a combination of these sources to meet this repayment obligation.

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

There are restrictions that limit our ability to declare dividends, including those established under Bermuda law and under our existing secured term loan agreement. The terms of any future indebtedness we may enter into, including indebtedness that refinances our existing secured credit facility, may have stricter restrictions on our ability to pay dividends. Furthermore, higher interest rates or different repayment terms of future indebtedness, such as principal amortization requirements, may reduce the amount of cash that we would have available to pay future dividends. In addition to the discussion below, please see “Item 1A. Risk Factors — We cannot assure you that we will pay any dividends,” “— If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders” “— We may not be able to re-charter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”

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

The table below sets forth amounts that would be available to us for the payment of dividends for each of the fiscal years set forth below assuming that:

•	the Basic Hire is paid on all of our Vessels, all of our Vessels are on hire for 360 days per fiscal year and the options to extend the charters are exercised by the Charterers;

•	no Additional Hire is paid on our two Panamax Tankers or our two Product Tankers that are eligible to earn Additional Hire;

•	the Additional Hire continues to be paid in connection with the sub-charter of the Stena Vision to Sun International, which is expected to expire within 30 days of July 31, 2008;

•	Additional Hire of approximately $350,000 per Vessel per quarter is paid on the V-MAX Vessels in connection with the Eiger Shipping sub-charters, assuming that the V-MAX Vessels operate for 90 days per quarter (the Eiger Shipping sub-charger for the Stena Victory commenced on October 20, 2007 and the Eiger Shippin sub-charter for the Stena Vision is expected to commence within 30 days of July 31, 2008);

•	the V-MAX Vessels are returned on the notional termination dates of the sub-charter within the 60-day delivery window;

•	we have no cash expenses or liabilities other than the ship management agreements, our current directors’ fees, the current salaries and benefits of our employees, currently anticipated administrative and other expenses and interest under our secured credit facility;

•	we pay no U.S. federal income taxes and minimal U.S. and state payroll taxes;

•	we have no requirement to fund any required capital expenditures with respect to our Vessels;

•	we do not suffer the loss or constructive loss of any of our Vessels;

•	no material cash reserves or requirements are established by the actions of our Board of Directors or management;

•	we remain in compliance with our secured credit facility which requires, among other things, that the fair market value of our Vessels exceeds 140% of our borrowings under the facility (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order to pay dividends; and

•	we do not issue any additional common shares or other securities or borrow any additional funds.

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

We cannot assure you that our dividends will in fact be equal to the amounts set forth below. The amount of future dividends set forth in the table below represents only an estimate of future dividends based on the list of assumptions set forth above. The amount of future dividends, if any, could be affected by various factors, including the loss of a Vessel, required capital expenditures, cash reserves established by our Board of Directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings, more restrictive debt covenants, higher interest rates, principal amortization requirements or future issuances of securities, many of which will be beyond our control. As a result, the amount of dividends actually paid may vary from the amounts currently estimated and such variations may be material. There can be no assurance that any dividends will be paid. See “Item 1A. — Risk Factors — We cannot assure you that we will pay any dividends,” “— If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders” and “— We may not be able to re-charter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”

The following table sets forth:

•	the amount of cash that was available for dividends in the fiscal year ended December 31, 2007; and

•	based on the assumptions and the other matters in the preceding paragraphs, our estimate of the amount of cash likely to be available for dividends for each of the 2008, 2009, and 2010 fiscal years.

	2007	2008	2009	2010
	(In millions of dollars, except
	per share amounts)

Basic Hire(1)	$65.9	$66.2	$65.3	$66.4
V-MAX Additional Hire — Sun International sub-charter(s)(2)	2.0	.5	—	—
V-MAX Additional Hire — Eiger Shipping sub-charters(3)	.3	2.2	2.6	.8
Additional Hire — Panamax and Product tankers(4)	2.0	—	—	—
Vessel operating expenses	(20.0)	(20.3)	(21.2)	(22.3)
Cash administrative expenses(5)	(2.2)	(2.4)	(2.5)	(2.5)
Cash interest costs(6)	(12.0)	(12.3)	(12.3)	(12.3)

Cash available for dividends	36.1	33.9	31.8	30.1

Estimated dividends per share(7)	$2.32	$2.19	$2.05	$1.94

(1)	Basic Hire revenues for 2008, 2009 and 2010 assume that options available under the charter contracts are exercised by the Charterer. Basic Hire reflected in the above table includes $700,000 of revenue in 2008, $28.8 million of revenue in 2009, and $56.0 million of revenues in 2010 arising from such option exercises.

(2)	The sub-charter with Sun International for the Stena Victory expired on October 20, 2007. The Additional Hire revenue associated with the ongoing sub-charter of the Stena Vision to Sun International is guaranteed, meaning that we will be paid the Additional Hire revenue by Concordia whether the V-MAX tanker is in service or not in service, during the term of the sub-charter. The sub-charter with Sun International for the Stena Vision is due to expire within 30 days of July 31, 2008. Our estimate above reflects guaranteed V-MAX Additional Hire revenue from Sun International sub-charter through July 31, 2008.

(3)	Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, that Vessel commenced operating under a new sub-charter agreement with Eiger Shipping. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, we expect that Vessel to commence operating under a new sub-charter agreement with Eiger Shipping. During the term of these new sub-charters, we will continue to earn guaranteed Basic Hire from Concordia and we will also earn Additional Hire under the profit sharing provisions of the Charters. Additional Hire for the V-MAX tankers under the new sub-charters will be based on a fixed time charter hire payable by Eiger Shipping to Concordia under the sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire revenues under these sub-charters are not guaranteed, meaning that we will earn Additional Hire only if the Vessel is in service. The sub-charter for Eiger Shipping related to the Stena Victory commenced on October 20, 2007. Our estimated cash available for dividends includes our estimated Additional Hire for the Stena Victory, based on the October 20, 2007 commencement date. Our estimated cash available for dividends includes our estimated Additional Hire for the Stena Vision, assuming that the Eiger Shipping sub-charter for that Vessel begins on August 1, 2008. While the V-MAX Vessels are sub-chartered to Eiger Shipping, the profit sharing provisions in the Concordia charters are expected to result in Additional Hire revenue of approximately $350,000 per Vessel per quarter, based on the time charter rates under the sub-charters and assuming the Vessels operate 90 days per quarter, in addition to the guaranteed Basic Hire.

(4)	Reflects Additional Hire revenues actually earned in 2007 by our two Panamax tankers and our two Product tankers that are eligible to earn Additional Hire. No estimates have been made for 2008, 2009 and 2010 as these Additional Hire revenues are not determinable due to volatility and unpredictability of various factors, including spot market rates which are used to compute Additional Hire revenues.

(5)	General and administrative expenses for 2008 through 2010 do not include any cost for executive bonuses, which are primarily performance based.

(6)	Cash interest costs reflect the benefit of approximately $1.0 million per year from the 2005 termination of an interest rate swap. The interest expense for each year will be approximately $13.3 million ($229.5 million at 5.7325%).

(7)	Based on 15,500,000 issued and outstanding common shares.

Our Secured Credit Facility

The following summary of the material terms of our credit facility does not purport to be complete and is subject to, and qualified in its entirety by reference to, all the provisions of our Term Loan Agreement. For more complete information, you should read the entire Secured Loan Facility Agreement incorporated by reference as an exhibit to this Annual Report on Form 10-K.

On December 12, 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland plc. The term loan agreement provides for a credit facility of up to $229,500,000. The purpose of the term loan agreement was to (1) refinance our existing indebtedness under our prior debt facility with a group of banks for which Fortis Bank (Nederland) N.V. acted as agent, (2) finance the purchase price of two Additional Vessels from Stena and (3) general corporate purposes. We completed the refinancing of our existing indebtedness of $135 million in December 2005 and completed the Additional Vessel acquisition in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the value of our Vessels to the amount outstanding under the loan facility falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the ratio falls below 2.0. In connection with the term loan agreement, we have entered into an interest rate swap agreement with the Royal Bank of Scotland. As a result of this swap, we effectively fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the benefit that we received from the termination of our interest rate swap with Fortis Bank of $4.8 million that has been designated by the Board of Directors to offset the higher interest costs of the $229.5 million credit facility.

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

Events of default under the term loan agreement include, among others, cross defaults to other indebtedness in excess of $1 million, certain change of control of Arlington or our Vessel owning subsidiaries and certain payment breaches under the Charters. The term loan agreement provides that upon the occurrence of an event of default, the lenders may require that all amounts outstanding be repaid immediately and terminate our ability to borrow under the term loan agreement and foreclose on the mortgages over the Vessels and the related collateral.

We anticipate that we will seek to refinance our secured credit facility at or prior to its maturity. There can be no assurance that we will be able to do so on acceptable terms. Interest rates may be higher than current rates at the time we seek to refinance our secured credit facility and the prevailing market terms for loans such as the type we would need to refinance our secured credit may require periodic payments to amortize the outstanding principal. Such higher rates, principal amortization requirements or other terms could prevent our ability to complete a refinancing or could adversely impact our future results, including the amount of cash available for future dividends. Please see “Item 1A. Risk Factors — We cannot assure you that we will pay any dividends,” “— If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders” and “— We may not be able to recharter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”

Long Term Financial Obligations and Other Commercial Obligations

Our long term financial obligations and other commercial obligations as of December 31, 2007 are as follows:

	Payments Due by Period
		One Year	2-3	4-5	More Than
Commercial and Contractual Obligations	Total	or Less	Years	Years	5 Years
	(In thousands of $)

Long term debt, including current maturities	$229,500	—	—	$229,500	—
Interest payments(1)	40,235	13,375	26,677	183	—
Ship management obligations(2)	101,527	20,316	43,613	32,472	5,126

Total	$371,262	$33,691	$70,290	$262,155	5,126

(1)	Refers to our expected interest payments over the term of our secured credit facility after entering into swap arrangements at a fixed rate of 5.7325%.

(2)	Refers to our fixed daily operating costs for our Vessels under our ship management agreements with Northern Marine, which increase 5% annually. These costs are payable by us monthly in advance. We have assumed that the Charterers will exercise all of their options available under the Charters.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk arising from changes in interest rates, primarily resulting from the floating rate of our borrowings. We use interest rate swaps to manage such interest rate risk. We have not entered into any financial instruments for speculative or trading purposes.

The borrowings under our $229.5 million secured credit facility bear interest at LIBOR (reset quarterly) plus a margin of 0.75%. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 5.7325% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured credit facility. The unrealized loss on the fair value of the interest rate swap agreement for the twelve months ending December 31, 2007 was $7.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARLINGTON TANKERS LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Arlington Tankers Ltd.

We have audited the accompanying consolidated balance sheets of Arlington Tankers, Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. We also have audited Arlington Tankers Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arlington Tankers Ltd.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arlington Tankers Ltd. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Arlington Tankers Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moore Stephens, P.C.

New York, New York
March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arlington Tankers Ltd.

We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows of Arlington Tankers Ltd. and its subsidiaries (the “Company”) for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Arlington Tankers Ltd. and its subsidiaries for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Stamford, Connecticut
March 10, 2006

ARLINGTON TANKERS LTD.

Consolidated Balance Sheets as of
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
	(In thousands of $, except share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents	$6,274	$3,210
Short-term investments	12,500	13,000
Prepaid expenses and accrued income	184	208
Other receivables	304	979

Total current assets	19,262	17,397
Vessels, net	329,330	344,973
Deferred debt issuance cost	717	955
Interest rate swap agreement at fair value	—	84

Total assets	$349,309	$363,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$451	$1,028
Unearned charter revenue	5,693	2,261

Total current liabilities	6,144	3,289
Long term liabilities
Interest rate swap agreement at fair value	7,453	—
Long term debt	229,500	229,500

Total liabilities	243,097	232,789
Shareholders’ equity
Common shares, par value $0.01 per share, 60,000,000 shares authorized and 15,500,000 issued and outstanding	155	155
Preference shares, par value $0.01 per share, 4,000,000 shares authorized, none issued or outstanding	—	—
Additional paid-in capital	106,734	125,590
Retained earnings (accumulated deficit)	(677)	4,875

Total shareholders’ equity	106,212	130,620

Total liabilities and shareholders’ equity	$349,309	$363,409

See accompanying notes to these Consolidated Financial Statements.

ARLINGTON TANKERS LTD.

Consolidated Statements of Operations and Comprehensive Income for the years ended
December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(In thousands of $, except share
	and per share amounts)

Operating revenues
Charter revenues	$70,199	$69,435	$55,455
Operating expenses
Vessel operating expenses, other	19,956	18,592	13,999
Depreciation	15,642	16,058	12,411
Administrative expenses	2,488	2,679	2,494

Total operating expenses	38,086	37,329	28,904

Operating income	32,113	32,106	26,551

Other income (expenses)
Interest income	828	734	233
Interest (expense), other	(13,696)	(13,620)	(6,766)
Unrealized gain (loss) on interest rate swap	(7,538)	2,244	(2,160)
Net gain on termination of interest rate swap and debt facility	—	—	4,055

Other income (expenses), net	(20,406)	(10,642)	(4,638)

Net income	$11,707	$21,464	$21,913

Other comprehensive (loss) income
Net unrealized gain (loss) on derivative instrument during the year	—	—	(1,214)

Total other comprehensive (loss) income	—	—	(1,214)

Comprehensive income	$11,707	$21,464	$20,699

Earnings per common share — basic and diluted	$0.76	$1.38	$1.41

Weighted average number of shares outstanding — basic and diluted	15,500,000	15,500,000	15,500,000

See accompanying notes to these Consolidated Financial Statements.

ARLINGTON TANKERS LTD.

Consolidated Statements of Shareholders’ Equity
for the years ended December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(In thousands of $)

SHAREHOLDERS’ EQUITY COMMON SHARES
Balance at the beginning of the year	$155	$155	$155
Shares issued	—	—	—
Repurchase of founder shares	—	—	—

Balance at the end of the year	155	155	155

ADDITIONAL PAID-IN CAPITAL
Balance at the beginning of the year	125,590	138,038	148,828
Dividend paid in excess of retained earnings	(18,856)	(12,448)	(10,790)

Balance at the end of the year	106,734	125,590	138,038

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at the beginning of the year	—	—	1,214
Reclassification to earnings	—	—	(4,076)
Current period net changes in hedging transactions	—	—	2,862

Other comprehensive income/(loss)	—	—	(1,214)

Balance at the end of the year	—	—	—

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at the beginning of the year	4,875	6,458	4,290
Net income for 2007, 2006 and 2005	11,707	21,464	21,913
Dividends paid	(17,259)	(23,047)	(19,745)

Balance at the end of the year	(677)	4,875	6,458

Total shareholders’ equity	$106,212	$130,620	$144,651

See accompanying notes to these Consolidated Financial Statements.

ARLINGTON TANKERS LTD.

Consolidated Statements of Cash Flows for the years ended
December 31, 2007, 2006 and 2005

	Year Ended December 31,
	2007	2006	2005
	(In thousands of $)

Operating activities
Net income	$11,707	$21,464	$21,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,642	16,058	12,411
Realized gain from the termination of interest rate swap	—	—	(4,800)
Unrealized (gain)/loss on interest rate swap	7,538	(2,244)	2,160
Amortization of debt issuance costs	238	238	128
Write-off of debt issuance costs	—	—	665
Changes in operating assets and liabilities:
Prepaid expenses and accrued income	24	75	1,063
Other receivables	675	622	501
Accrued expenses and other current liabilities	(577)	(1,371)	1,076
Unearned revenue	3,432	24	197

Net cash provided by operating activities	38,679	34,866	35,314

Investing activities
Capital expenditure on vessels	—	(92,000)	—
Sale of short-term investments	43,900	23,900	—
Purchase of short-term investments	(43,400)	(34,400)	(2,500)

Net cash provided by (used in) investing activities	500	(102,500)	(2,500)

Financing activities
Proceeds from long term debt	—	94,500	135,000
Repayment of long term debt	—	—	(135,000)
Dividend payments from retained earnings	(18,856)	(23,047)	(19,745)
Dividend payments from paid in capital	(17,259)	(12,448)	(10,790)
Proceeds from interest rate swap	—	—	4,800
Increase in debt issuance costs	—	—	(1,200)

Net cash provided by (used in) financing activities	(36,115)	59,005	(26,935)

Net increase/(decrease) in cash	3,064	(8,629)	5,879
Cash and cash equivalents at beginning of year	3,210	11,839	5,960

Cash and cash equivalents at end of year	$6,274	$3,210	$11,839

Supplemental Cash Flow Information Interest paid	$13,411	$13,190	$6,735

See accompanying notes to these Consolidated Financial Statements.

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements
December 31, 2007, 2006 and 2005

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

In December 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland. The term loan agreement provides for a facility of up to $229.5 million. The purpose of the term loan agreement was to (1) refinance the Company’s previous debt facility, (2) finance the purchase price of two new Product tankers from Stena and (3) general corporate purposes. The Company completed the refinancing of its previous debt facility in December 2005 and completed the acquisition of the two Stena Product tankers in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization required prior to maturity. Borrowings under the term loan agreement bear interest at the London Inter-Bank Offer Rate (“LIBOR”) plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of the Company’s Vessels to the amount outstanding under the loan facility falls below 2.0 (the “Ratio”). The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, the Company entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the Ratio falls below 2.0. The net annual cash interest costs will approximate 5.38% (5.48% if the Ratio falls below 2.0) due to the cash benefit that the Company received in December 2005 from the termination of a swap with Fortis Bank of $4.8 million. That cash benefit has been designated by the Company’s Board of Directors to offset the higher annual interest costs over the life of the $229.5 million credit facility.

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

Based on their filings with the SEC, as of November 19, 2007, Stena and Concordia directly and indirectly owned an aggregate of approximately 18.0% of the Company’s outstanding common shares.

The Company’s eight vessels (the “Vessels”) are currently owned by eight wholly-owned subsidiaries of the Company (each, a “Vessel Subsidiary”). The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel. The flag state of each of the Company’s Vessels is Bermuda.

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

The following table sets out the details of the Vessels included in these consolidated financial statements:

					Charter Renewal
				Initial Charter	Options Expiration
Vessel Type	Year Built	Dwt	Date Acquired	Expiration Date	Date(1)

V-MAX
Stena Victory	2001	314,000	November 10, 2004	November 9, 2009	November 9, 2012
Stena Vision	2001	314,000	November 10, 2004	November 9, 2009	November 9, 2012
Panamax
Stena Companion	2004	72,000	November 10, 2004	November 9, 2008	November 9, 2011
Stena Compatriot	2004	72,000	November 10, 2004	November 9, 2010	November 9, 2013
Product
Stena Concord	2004	47,400	November 10, 2004	November 9, 2008	November 9, 2011
Stena Consul	2004	47,400	November 10, 2004	November 9, 2010	November 9, 2013
Stena Concept	2005	47,400	January 5, 2006	January 4, 2009	July 4, 2011
Stena Contest	2005	47,400	January 5, 2006	January 4, 2009	July 4, 2011

(1)	Each of the charters contains renewal options described in greater detail below.

Effective November 10, 2004 for the Initial Vessels and January 5, 2006 for the Additional Vessels, the Company has chartered the Vessels to subsidiaries of Stena and Concordia (the “Charterers”) under three, four and five-year fixed rate charters, increasing annually by an amount equal to the annual increase in the fees under the Company’s ship management agreements. Under the charters, in addition to the fixed rate Basic Hire, certain Vessels have the possibility of receiving Additional Hire from the Charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. Additional Hire is not guaranteed except Additional Hire related to the Sun International sub-charter and correlates to weighted average historical voyage rates for the specified routes. The charters contain three one-year options on the part of the Charterers to extend the terms of the charters. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the charters.

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

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for the Company’s two V-MAX vessels, the Stena Vision and the Stena Victory. The operating margin is calculated by subtracting the amount of the base operating costs from the amount of Basic Hire.

Period	Basic Hire	Base Operating Costs	Operating Margin

Nov. 11, 2007 — Nov. 10, 2008	$36,882	$8,682	$28,200
Nov. 11, 2008 — Nov. 10, 2009	37,316	9,116	28,200
Nov. 11, 2009 — Nov. 10, 2010 (Option Year 1)	37,772	9,572	28,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 2)	38,251	10,051	28,200
Nov. 11, 2011 — Nov. 10, 2012 (Option Year 3)	38,753	10,553	28,200

The following table sets forth the daily Basic Hire, daily Base Operating Costs and Operating Margin for the Company’s two vessels, the Stena Companion and the Stena Concord, with initial charter expiration dates in 2008. The operating margin is calculated by subtracting the amount of the base operating costs from the amount of Basic Hire.

		Stena	Stena			Stena
	Stena	Companion	Companion		Stena Concord	Concord
	Companion	Base Operating	Operating	Stena Concord	Base Operating	Operating
Period	Basic Hire	Costs	Margin	Basic Hire	Costs	Margin

Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009 (Option Year 1)	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010 (Option Year 2)	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 3)	19,356	7,706	11,650	17,303	7,103	10,200

The following table sets forth the daily Basic Hire, daily Base Operating Costs and Operating Margin for the Company’s two vessels, the Stena Compatriot and the Stena Consul, with initial charter expiration dates in 2010. The operating margin is calculated by subtracting the amount of the base operating costs from the amount of Basic Hire.

			Stena		Stena Consul
	Stena	Stena	Compatriot		Base	Stena Consul
	Compatriot	Compatriot	Operating	Stena Consul	Operating	Operating
Period	Basic Hire	Base Operating Costs	Margin	Basic Hire	Costs	Margin

Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 1)	19,356	7,706	11,650	17,303	7,103	10,200
Nov. 11, 2011 — Nov. 10, 2012 (Option Year 2)	19,741	8,091	11,650	17,658	7,458	10,200
Nov. 11, 2012 — Nov. 10, 2013 (Option Year 3)	20,145	8,495	11,650	18,031	7,831	10,200

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

The following table sets forth the daily Basic Hire, daily Base Operating Costs and Operating Margin for the Company’s two Additional Vessels, the Stena Concept and the Stena Contest.

		Base Operating
Period	Basic Hire	Costs	Operating Margin

Jan. 5, 2007 — Jan 4, 2008	$20,043	$5,843	$14,200
Jan. 5, 2008 — Jan. 4, 2009	20,335	6,135	14,200
Jan. 5, 2009 — Jan. 4, 2010 (Option Year 1)	17,942	6,442	11,500
Jan. 5, 2010 — Jan. 4, 2011 (Option Year 2)	18,264	6,764	11,500
Jan. 5, 2011 — July 4, 2011 (Option Period 3 (Six Months))	18,603	7,103	11,500
July 5, 2011 — July 4, 2012 (Option Year 4)	21,158	7,458	13,700
July 5, 2012 — July 4, 2013 (Option Year 5)	21,531	7,831	13,700

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

At the time the Company acquired its two V-MAX Vessels, these Vessels were sub-chartered by Concordia to Sun International. The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007. The sub-charter with Sun International relating to the Stena Vision was originally due to expire within 30 days of June 30, 2007. However, because that vessel was off-hire for repairs, Sun International has exercised its right to extend the term of the sub-charter relating to the Stena Vision so that it is now due to expire within 30 days of July 31, 2008.

The sub-charter rate that Concordia received from Sun International with respect to the Stena Victory, and the sub-charter rate that Concordia continues to receive from Sun International with respect to the Stena Vision, is greater than the Basic Hire rate that the Company receives from Concordia. Therefore, the Company earned Additional Hire revenue while the Stena Victory was sub-chartered to Sun International, and the Company continues to earn Additional Hire revenue while the Stena Vision is sub-chartered to Sun International. The amount of this Additional Hire is equal to the difference between the amount paid by Sun International under its sub-charters with Concordia and the Basic Hire rate in effect, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of the charterhire received by the Charterer and commercial management fees paid by

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

the Charterer in an amount not to exceed 1.25% of the charterhire received by the Charterer. The Additional Hire revenue associated with the ongoing Sun International sub-charter of the Stena Vision is guaranteed, meaning that the Company is paid the Additional Hire revenue by Concordia whether or not the Vessel is in service during the term of the Sun International sub-charter.

Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, on October 20, 2007, the Vessel commenced operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping, S.A. an affiliate of the shipping branch of LukOil, commonly known as Litasco. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, we expect the Vessel to commence operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping. The sub-charter rate that Eiger Shipping is obligated to pay to Concordia is greater than the Basic Hire rate that the Company will receive from Concordia. Therefore, the Company expects to earn Additional Hire revenue while the V-MAX vessels are under the Eiger Shipping sub-charters in addition to the guaranteed Basic Hire. The Additional Hire revenue will not be exposed to fluctuations in spot market rates. Additional Hire for the V-MAX tankers under the Eiger Shipping sub-charters will be based on the time charter hire received by Concordia under the sub-charters. Additional Hire revenues under the Eiger Shipping sub-charters are not guaranteed, meaning that the Company will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, the Company will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Eiger Shipping sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, the Company expects the V-MAX tankers to generate Additional Hire revenues of approximately $350,000 per Vessel per quarter in addition to the guaranteed Basic Hire levels, while the Vessels are sub-chartered to Eiger Shipping.

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

Tables setting forth the daily base operating costs for each of our Vessels are above.

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

Comprehensive income

Comprehensive income is defined as the change in the Company’s equity during the year from transactions and other events and circumstances from nonowner sources. Comprehensive income of the Company includes not only net income but also unrealized gains or losses on derivative instruments used in cash flow hedges of future variable-rate interest payments on the Company’s debt (see Note 8 and Note 9). Such items are reported as accumulated other comprehensive income (loss), a separate component of shareholders’ equity, until such time as the amounts are included in net income. Upon the refinancing of our debt in 2005, all prior cash flow hedges were terminated and the fair value of these instruments was removed from accumulated other comprehensive income and included in net income. The Company has not designated any hedges during 2006 and 2007.

Commissions

Commissions are expensed in the same period as time charter revenues are recognized. Commissions are deducted from charter revenues. There are no commissions associated with the time charters to Stena and Concordia effective November 10, 2004 and January 5, 2006 described in Note 1.

Cash and cash equivalents and short-term investments

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash and cash equivalents. The Company considers all demand and time deposits and all highly liquid investments with an original maturity of greater than three months as of the date of purchase to be short-term investments. Cash and cash equivalents of $6.3 million and short-term investments of $12.5 million at December 31, 2007 and cash and cash equivalents of $3.2 million and short-term investments of $13.0 million at December 31, 2006 are pledged as described in Note 8 and are held at

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

a single financial institution with a Standard & Poor’s rating of A+. The carrying value of cash and cash equivalents and short-term investments approximates its fair value.

Foreign currency

The functional currency of the Company and each of the Vessel Subsidiaries is the U.S. dollar.

Monetary assets and liabilities denominated in foreign currencies are translated at the year end exchange rates. Foreign currency revenues and expenses are translated at transaction date exchange rates. Exchange gains and losses are included in the determination of net income. In 2007 and 2006 there were no foreign currency exchange gains and losses

Income taxes

The Company is incorporated in Bermuda. Under current Bermuda law, the Company is not required to pay taxes in Bermuda on either income or capital gains. The Company has received written assurance from the Minister of Finance in Bermuda that, in the event of any such taxes being imposed, the Company will be exempted from taxation until the year 2016. Further, as described in “Risk Factors”, the Company is exempt from U.S. federal income taxes under Code Section 883 and applicable U.S. Treasury regulations.

Vessels, net

The cost of the Vessels less estimated salvage value is depreciated on a straight-line basis over their estimated useful lives of 25 years.

Spare parts inventories are stated at cost. The cost of spare parts is expensed at the time when the spare part is put in use. The Company held no spare parts inventory at December 31, 2007 and 2006.

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

Deferred debt issuance cost

Debt issuance costs, including debt arrangement fees, are capitalized and amortized on a straight-line basis over the term of the relevant debt; due to the non-amortizing nature of the loan, this amortization method approximates the effective interest method. Amortization of debt issuance costs is included in interest expense.

Drydocking provisions

In addition to vessel acquisition, other major capital expenditures include funding our maintenance program of regularly scheduled intermediate surveys or special surveys necessary to preserve the quality of our Vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that the Vessels will undergo intermediate surveys 2.5 years after special surveys and that the Vessels will undergo special surveys every five years. During 2007, two Vessels completed intermediate surveys. Under the terms of our Vessel management agreements with Northern Marine, the cost of these intermediate and special surveys is covered by the vessel management fees that the Company pays to Northern Marine. During the duration

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

of these intermediate and special surveys, the Company will not have the opportunity to earn Additional Hire revenues from profit-sharing arrangements with Stena.

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

Fair value of financial instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair values for all financial instruments, both on- and off-balance-sheet, for which it is practicable to estimate fair value. The Company estimates that there are no material variations between fair value and book value for its financial assets or liabilities as of December 31, 2007 and 2006.

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

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

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

The future revenues that the Company expects to receive under the time charters in effect as of December 31, 2007, is $316.8 million. This estimate represents the Basic Hire under the time charters in effect between the Company and Stena and Concordia that expire in November 2008 with respect to two of the Company’s Vessels, in 2009 with respect to four of the Company’s Vessels and in 2010 with respect to two of the Company’s Vessels. This estimate also includes future revenues that the Company may receive if the Charterers exercise their options to extend the charters. The estimated future revenues include the guaranteed Additional Hire revenue related to Concordia’s sub-charters of the two V-MAX vessels to Sun International and Eiger Shipping. As discussed further in Note 1, the sub-charter relating to the Stena Victory expired on October 20, 2007 and the sub-charter relating to the Stena Vision is due to expire within 30 days of July 31, 2008. Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, the Vessel commenced operating under a new two-year sub-charter agreement with Eiger Shipping. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, the Company expects that Vessel to commence operating under a new two-year sub-charter agreement with Eiger Shipping. During the term of these new sub-charters, the Company will continue to earn guaranteed Basic Hire from Concordia and will also earn Additional Hire under the profit sharing provisions of the Charters. The table below assumes that Additional Hire of approximately $350,000 per Vessel per quarter is paid on the V-MAX Vessels upon commencement of the Eiger Shipping sub-charters, and assumes that the V-MAX Vessels operate for 90 days per quarter.

Minimum Future
Year	Charter Revenue
(In thousands of $)

2008	$70,043
2009	68,818
2010	68,062
2011	59,747
2012	38,142
2013	11,987

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

5.	OTHER RECEIVABLES

	December 31,	December 31,
	2007	2006
	(In thousands of $)

Additional hire revenue due from Stena/Concordia	$304	$979

	$304	$979

As of December 31, 2007 and December 31, 2006 other receivables represent amounts due under the Additional Hire profit share arrangement. These amounts are calculated quarterly in arrears.

6.	VESSELS, NET

	December 31,	December 31,
	2007	2006
	(In thousands of $)

Vessels
Cost	$402,426	$402,426
Accumulated depreciation	(73,096)	(57,453)
Net book value at end of period	329,330	344,973
Spare parts	—	—

Vessels, net	$329,330	$344,973

There have been no drydocking costs capitalized through December 31, 2007.

7.	DEFERRED DEBT ISSUANCE COST

Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in other interest expense. As of December 31, 2007 and December 31, 2006 the balance relates entirely to the Company’s $229.5 million secured credit facility with The Royal Bank of Scotland. Deferred debt issuance cost is comprised of the following amounts.

	December 31,	December 31,
	2007	2006
	(In thousands of $)

Debt arrangement fees	$1,200	$1,200
Accumulated amortization	(483)	(245)

Deferred debt issuance cost	$717	$955

8.	DEBT

	December 31,	December 31,
	2007	2006
	(In thousands of $)

Secured credit facility	$229,500	$229,500

Total debt	$229,500	$229,500

As of December 31, 2007 and December 31, 2006, the Company had $229.5 million in debt outstanding under its facility with The Royal Bank of Scotland plc. In December 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland for a facility of $229.5 million. The term loan agreement is secured by first priority mortgages over each of the eight Vessels, assignment of earnings and insurances and the Company’s

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly-owned subsidiaries and a security interest in certain of the Company’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the Ratio falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the ratio falls below 2.0.

The term loan agreement provides that if at any time the aggregate fair value of the Company’s Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital. At December 31, 2007 and December 31, 2006 the Company was in compliance with the financial covenants of the loan agreement.

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

As of December 31, 2007 and December 31, 2006 the Company had not designated any derivatives as part of a hedge transaction.

In December 2005, the Company entered into a $229.5 million secured debt facility with The Royal Bank of Scotland. In conjunction with the debt facility, the Company entered into an interest rate swap to effectively change the characteristics of the interest payments on its secured debt facility from LIBOR to a fixed rate of 5.7325%, or 5.8325% if the Ratio falls below 2.0. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at December 31, 2007 was a liability of $7.45 million. The fair value of the swap at December 31, 2006 was an asset of $84,000. Accordingly, the Company recorded a non-cash decrease in the fair value of the interest rate swap of $7.5 million in current earnings as an unrealized loss for the twelve months ended December 31, 2007. The fair market value of the Company’s interest rate swap will generally fluctuate based on the implied forward interest rate curve for the 3-month U.S. Dollar LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate swap will decrease which will result in an unrealized loss in current earnings. If the implied forward interest rate curve increases, the fair market value of the interest rate swap will increase as a result of an unrealized gain in current earnings. If the implied forward interest rate curves increase above the fixed rate of 5.7325%, the fair market value of the swap will increase and result in an unrealized gain on the swap. In either case, changes in the unrealized gain or loss as a result of fluctuations in the fair value of the interest rate swap did not impact the Company’s cash dividend payments.

The base LIBOR rate before interest margin of 75 basis points at December 31, 2007 and 2006 were 5.36688% and 5.19183%, respectively. For the twelve months ended December 31, 2007 the Company had approximately $782,000 of reclassifications to decrease interest expense. For the twelve months ended December 31, 2006, the Company had approximately $267,000 of reclassifications to decrease interest expense. These reclassifications did

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

not impact the Company’s obligation under its debt facilities. However, these amounts represent the net payments made and received to settle the swap agreement and effectively fix the interest rate. The following table summarizes interest expense incurred under the Company’s debt facilities and interest rate swap agreements for the twelve months ended December 31, 2007 and December 31, 2006, exclusive of amortized debt issue costs and other interest costs:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2007	December 31, 2006
	($ in thousands)

Interest related to floating rate debt facility	$14,194	$13,457
Interest (benefit) related to swap agreement	(782)	(267)

Total interest incurred under debt facility and interest rate swap	$13,412	$13,190

Except for these interest rate swaps, the Company had no other outstanding derivative instruments as of December 31, 2007 and December 31, 2006.

The Company is exposed to credit risk in the event of non-performance by the counter-parties to its swap contracts. The Company minimizes its credit risk on these transactions by endeavoring to only deal with credit-worthy financial institutions, and therefore the Company views the risk of non-performance by the counter-parties as low.

10.	SHARE CAPITAL

As of December 31, 2007 and December 31, 2006, the Company’s authorized share capital is comprised of 12,000 founder shares, par value $1.00 per share, which have been authorized but not issued, 60,000,000 common shares, par value $0.01 per share, and 4,000,000 undesignated preference shares, par value $0.01 per share.

As of December 31, 2007 and December 31, 2006, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no founder or preference shares issued and outstanding.

11.	COMMITMENTS AND CONTINGENCIES

	December 31,	December 31,
	2007	2006
	(In thousands of $)

Ship mortgages	$229,500	$229,500

As of December 31, 2007 and December 31, 2006, ship mortgages represent first mortgages on the eight Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011.

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

The minimum future Vessel operating expenses to be paid by the Company under the ship management agreements in effect as of December 31, 2007 that will expire in 2008, 2009, and 2010, and which increase 5% per year on November 9th, and assuming that the charter options will be exercised through 2011, 2012, and 2013 is $101.5 million. Below is a summary by year of the minimum future Vessel operating expenses:

Minimum Future
Vessel Operating
Year	Expenses
(In thousand of $)

2008	$20,316
2009	21,275
2010	22,339
2011	20,093
2012	12,378
2013	5,126

The Company has guaranteed the obligations of each of the Vessel Subsidiaries under the charters and ship management agreements described in Note 1.

The Company has entered into a registration rights agreement with subsidiaries of Concordia and Stena and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of December 31, 2007 no such expenses had been incurred.

Effective July 12, 2005, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% eligible compensation deferred by employees. All of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the years ended December 31, 2007, 2006 and 2005 the Company’s matching contributions were approximately $47,000, $44,000, and $25,000, respectively, and recorded as a component of administrative expenses.

12.	RELATED PARTY TRANSACTIONS

As described in Note 1, the Company was formed for the purpose of acquiring the six Initial Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004. In January 2006 the Company acquired the two Additional Vessels from Stena. Prior to their acquisitions, the Vessels were traded in the spot market. The Company has entered into time charters for the eight Vessels with subsidiaries of Stena and Concordia that expire in 2008 with respect to two of the Vessels, in 2009 with respect to four of the Vessels and in 2010 with respect to two of the Vessels. The revenue received from Stena and Concordia for the twelve months ended December 31, 2007 and December 31, 2006 under these contracts was $70.2 million and $69.4 million, respectively.

The Company has also entered into ship management arrangements with a subsidiary of Stena that expire in 2008, 2009, and 2010. The amounts charged by this Stena subsidiary under these agreements for the twelve months ended December 31, 2007 was $20.0 million.

ARLINGTON TANKERS LTD.

Notes to the Consolidated Financial Statements — (Continued)

13.	SUBSEQUENT EVENTS

On January 29, 2008, the Company declared a cash dividend of $8,680,000 or $0.56 per share, and paid that dividend on February 12, 2008 to shareholders of record as of February 8, 2008.

NOTE 14.	QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for fiscal year 2007 were as follows:

	Quarterly Financial Data
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007
	(Unaudited)
	($ In thousands, except per share data)

Revenues	$17,343	$17,775	$17,512	$17,569
Operating expenses	(9,256)	(9,447)	(9,362)	(10,022)
Other income (expense), net	(4,238)	206	(8,191)	(8,183)

Net income	3,849	8,534	(41)	(636)

EPS basic and diluted	$0.25	$0.55	$(0.00)	$(0.04)
Dividend declared per share	$0.58	$0.59	$0.59	$0.56

Quarterly financial data for fiscal year 2006 were as follows:

	Quarterly Financial Data
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006
	(Unaudited)
	($ In thousands, except per share data)

Revenues	$17,244	$17,259	$17,600	$17,332
Operating expenses	(9,440)	(9,206)	(9,197)	(9,485)
Other income (expense), net	1,025	(330)	(8,366)	(2,972)

Net income	8,829	7,723	37	4,875

EPS basic and diluted	$0.57	$0.50	$0.00	$0.31
Dividend declared per share	$0.57	$0.58	$0.60	$0.57

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

(a)	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Management’s Report on Internal Control Over Financial Reporting

The management of Arlington Tankers is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2007 using the criteria established in Internal Control — Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 and concluded that the Company’s internal control over financial reporting were effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Moore Stephens, PC, an independent registered public accounting firm, as stated in their report, which appears herein.

(c)	Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement for our 2008 Annual General Meeting, which we will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Certain information required by this Item is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required by this Item will appear under the headings “Proposal 1 — Election of Director”, “Corporate Governance” and “Executive Compensation” in the proxy statement for our 2008 Annual General Meeting, which sections are incorporated herein by reference.

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

The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K will be contained in the proxy statement for our 2008 Annual General Meeting under the captions “Corporate Governance — Compensation of Directors,” and “Executive Compensation,” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required to be disclosed by this Item will be contained in the proxy statement for our 2008 Annual General Meeting under the caption “Executive Compensation,” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this Item will be contained in the proxy statement for our 2008 Annual General Meeting under the caption “Certain Relationships and Related Transactions,” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item will be contained in the proxy statement for our 2008 Annual General Meeting under the caption “Independent Registered Public Accounting Firm’s Fees and Other Matters” and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

For a list of the financial information included herein, see “Index to Financial Statements” on page    of this report.

(a)(2) Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(a)(3) List of Exhibits.

The list of Exhibits filed as a part of this annual report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

ARLINGTON TANKERS LTD.

By:	/s/ Edward Terino
Name:     Edward Terino

Title:	President, Chief Executive Officer, and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Edward Terino Edward Terino	President, Chief Executive Officer, and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)	March 14, 2007

/s/ Michael K. Drayton Michael K. Drayton	Director and Chairman of the Board	March 14, 2007

/s/ Dr. E. Grant Gibbons Dr. E. Grant Gibbons	Director	March 14, 2007

/s/ Stephen O. Jaeger Stephen O. Jaeger	Director and Deputy Chairman	March 14, 2007

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1(1)	Memorandum of Association
3.2(1)	Bye-laws
4.1(1)	Form of Common Share Certificate
4.2(1)	Registration Rights Agreement
10.1(1)	US $135,000,000 Secured Loan Facility Agreement
10.2.1(1)	Memorandum of Agreement for sale of Stena Companion
10.2.2(1)	Memorandum of Agreement for sale of Stena Compatriot
10.2.3(1)	Memorandum of Agreement for sale of Stena Concord
10.2.4(1)	Memorandum of Agreement for sale of Stena Consul
10.2.5(1)	Memorandum of Agreement for sale of Stena Victory
10.2.6(1)	Memorandum of Agreement for sale of Stena Vision
10.2.7(5)	Memorandum of Agreement for sale of Stena Concept
10.2.8(5)	Memorandum of Agreement for sale of Stena Contest
10.3.1(1)	Time Charter Party for Stena Companion
10.3.2(2)	Amendment No. 1 to Time Charter Party for Stena Companion
10.3.3(5)	Amendment No. 2 to Time Charter Party for Stena Companion
10.3.4(1)	Time Charter Party for Stena Compatriot
10.3.5(2)	Amendment No. 1 to Time Charter Party for Stena Compatriot
10.3.6(6)	Amendment No. 2 to Time Charter Party for Stena Compatriot
10.3.7(1)	Time Charter Party for Stena Concord
10.3.8(2)	Amendment No. 1 to Time Charter Party for Stena Concord
10.3.9(6)	Amendment No. 2 to Time Charter Party for Stena Concord
10.3.10(1)	Time Charter Party for Stena Consul
10.3.11(2)	Amendment No. 1 to Time Charter Party for Stena Consul
10.3.12(6)	Amendment No. 2 to Time Charter Party for Stena Consul
10.3.13(1)	Time Charter Party for Stena Victory
10.3.14(2)	Amendment No. 1 to Time Charter Party for Stena Victory
10.3.15(1)	Time Charter Party for Stena Vision
10.3.16(2)	Amendment No. 1 to Time Charter Party for Stena Vision
10.4.1(1)	Ship Management Agreement for Stena Companion
10.4.2(2)	Amendment No. 1 to Ship Management Agreement for Stena Companion
10.4.3(6)	Amendment No. 2 to Ship Management Agreement for Stena Companion
10.4.4(1)	Ship Management Agreement for Stena Compatriot
10.4.5(2)	Amendment No. 1 to Ship Management Agreement for Stena Compatriot
10.4.6(6)	Amendment No. 2 to Ship Management Agreement for Stena Compatriot
10.4.7(1)	Ship Management Agreement for Stena Concord
10.4.8(2)	Amendment No. 1 to Ship Management Agreement for Stena Concord
10.4.9(6)	Amendment No. 2 to Ship Management Agreement for Stena Concord
10.4.10(1)	Ship Management Agreement for Stena Consul
10.4.11(2)	Amendment No. 1 to Ship Management Agreement for Stena Consul
10.4.12(6)	Amendment No. 2 to Ship Management Agreement for Stena Consul
10.4.13(1)	Ship Management Agreement for Stena Victory

Exhibit
Number	Description of Exhibit

10.4.14(2)	Amendment No. 1 to Ship Management Agreement for Stena Victory
10.4.15(6)	Amendment No. 2 to Ship Management Agreement for Stena Victory
10.4.16(1)	Ship Management Agreement for Stena Vision
10.4.17(2)	Amendment No. 1 to Ship Management Agreement for Stena Vision
10.4.18(6)	Amendment No. 2 to Ship Management Agreement for Stena Vision
10.4.19(6)	Ship Management Agreement for Stena Concept
10.4.20(6)	Ship Management Agreement for Stena Contest
10.5.1(1)	Stena Guaranty of Time Charter for Stena Companion
10.5.2(1)	Stena Guaranty of Time Charter for Stena Compatriot
10.5.3(1)	Stena Guaranty of Time Charter for Stena Concord
10.5.4(1)	Stena Guaranty of Time Charter for Stena Consul
10.5.5(6)	Stena Guaranty of Time Charter for Stena Concept
10.5.6(6)	Stena Guaranty of Time Charter for Stena Contest
10.5.7(1)	Concordia Guaranty of Time Charter for Stena Victory
10.5.8(1)	Concordia Guaranty of Time Charter for Stena Vision
10.6.1(1)	Stena Standby Charter Agreement for Stena Victory
10.6.2(1)	Stena Standby Charter Agreement for Stena Vision
10.7.1(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Companion
10.7.2(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Compatriot
10.7.3(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concord
10.7.4(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Consul
10.7.5(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Victory
10.7.6(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Vision
10.7.8(6)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concept
10.7.9(6)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Contest
10.8.1(1)	Arlington Guaranty of Time Charter for Stena Companion
10.8.2(1)	Arlington Guaranty of Time Charter for Stena Compatriot
10.8.3(1)	Arlington Guaranty of Time Charter for Stena Concord
10.8.4(1)	Arlington Guaranty of Time Charter for Stena Consul
10.8.5(1)	Arlington Guaranty of Time Charter for Stena Victory
10.8.6(1)	Arlington Guaranty of Time Charter for Stena Vision
10.8.7(6)	Arlington Guaranty of Time Charter for Stena Concept
10.8.8(6)	Arlington Guaranty of Time Charter for Stena Contest
10.9.1(1)	Arlington Guaranty of Ship Management Agreement for Stena Companion
10.9.2(1)	Arlington Guaranty of Ship Management Agreement for Stena Compatriot
10.9.3(1)	Arlington Guaranty of Ship Management Agreement for Stena Concord
10.9.4(1)	Arlington Guaranty of Ship Management Agreement for Stena Consul
10.9.5(1)	Arlington Guaranty of Ship Management Agreement for Stena Victory
10.9.6(1)	Arlington Guaranty of Ship Management Agreement for Stena Vision
10.9.7(6)	Arlington Guaranty of Ship Management Agreement for Stena Concept
10.9.8(6)	Arlington Guaranty of Ship Management Agreement for Stena Contest
10.10.1(5)	Loan Agreement, dated 12 December 2005, between Arlington Tankers Ltd. and The Royal Bank of Scotland plc.
10.11(3)	Letter Agreement, dated July 1, 2005, between Arlington Tankers Ltd. and Tara Railton

Exhibit
Number	Description of Exhibit

10.12*(4)	Change in Control Agreement between Arlington Tankers Ltd. and Edward Terino, dated October 24, 2005
10.13*(7)	Arlington Tankers Ltd. 2007 Bonus Plan
12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.
14.1(8)	Code of Ethics
21.1	Subsidiaries
23.1	Consent of Moore Stephens P.C. (Independent Registered Public Accounting Firm).
23.2	Consent of KPMG LLP (Independent Registered Public Accounting Firm).
31.1	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

(1)	Incorporated herein by reference from the Registrant’s Registration Statement on Form F-1, filed on October 21, 2004 (File No. 333-119869).

(2)	Incorporated herein by reference from the Registrant’s Annual Report on Form 20-F, filed on June 6, 2005 (File No. 001-32343).

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-32343).

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on October 27, 2005 (File No. 001-32343).

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on December 16, 2005 (File No. 001-32343).

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on January 11, 2006 (File No. 001-32343).

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on April 26, 2007 and Registrant’s Current Report on Form 8-K, filed on August 22, 2007 (File No. 001-32343).

(8)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, filed on March 16, 2007 (File No. 001-32343).

*	Management contracts and compensatory plan or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.