Form 10-Q
period 2008-03-31
Arlington Tankers Ltd.
filed 2008-05-09
CIK 1305507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF MAY 6, 2008: Common Stock, par value $0.01 per share: 15,500,000 shares

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
INDEX

Item 1. Financial Statements
     The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The Company’s condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S. $” or “$” are to United States dollars.
ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,872	$6,274
Short-term investments	—	12,500
Prepaid expenses and accrued income	200	184
Other receivables	847	304

Total current assets	16,919	19,262
NONCURRENT ASSETS:
Vessels, net	325,568	329,330
Deferred debt issuance costs, net	658	717

TOTAL ASSETS	$343,145	$349,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$728	$451
Unearned charter revenue	3,294	5,693

Total current liabilities	4,002	6,144
NONCURRENT LIABILITIES:
Interest rate swap at fair value	14,568	7,453
Long-term debt	229,500	229,500

TOTAL LIABILITIES	248,090	243,097
SHAREHOLDERS’ EQUITY:
Founder shares, $1.00 par value per share, 12,000 authorized, none issued or outstanding	—	—
Preference shares, $0.01 par value per share, 4,000,000 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share; 60,000,000 authorized; 15,500,000 shares issued and outstanding	155	155
Additional paid-in capital	98,054	106,734
Accumulated deficit	(3,154)	(677)

TOTAL SHAREHOLDERS’ EQUITY	95,055	106,212

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$343,145	$349,309

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2008	2007
OPERATING REVENUES:
Charter revenues	$17,558	$17,343
OPERATING EXPENSES:
Vessel operating expenses, other	5,251	4,951
Depreciation	3,762	3,777
Administrative expenses	623	528

TOTAL OPERATING EXPENSES	9,636	9,256

OPERATING INCOME	7,922	8,087

OTHER INCOME (EXPENSES):
Interest income	131	216
Interest (expense), other	(3,415)	(3,377)
Unrealized loss on interest rate swap	(7,115)	(1,077)

OTHER EXPENSES, NET	(10,399)	(4,238)

NET (LOSS) INCOME	$(2,477)	$3,849

(Loss) Income per common share, basic and diluted	$(0.16)	$0.25

Weighted average shares outstanding, basic and diluted	15,500,000	15,500,000
See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balance as of January 1, 2008	$155	$106,734	$(677)	$106,212
Net loss	—	—	(2,477)	(2,477)
Cash dividends paid	—	(8,680)	—	(8,680)

Balance at March 31, 2008 (unaudited)	$155	$98,054	$(3,154)	$95,055

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	FOR THE THREE MONTHS
	ENDED MARCH 31,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(2,477)	$3,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,762	3,777
Unrealized loss on interest rate swap	7,115	1,077
Amortization of debt issuance costs	59	58
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Other receivables	(543)	465
Prepaid expenses and accrued income	(16)	(73)
Accrued expenses and other current liabilities	277	(427)
Unearned charter revenue	(2,399)	(73)

Net cash provided by operating activities	5,778	8,653

INVESTING ACTIVITIES:
Sale of short-term investments	12,500	13,000
Purchase of short-term investments	—	(6,000)

Net cash provided by investing activities	12,500	7,000

FINANCING ACTIVITIES:
Dividend payments from retained earnings	—	(4,875)
Dividend payments from paid in capital	(8,680)	(3,960)

Net cash used by financing activities	(8,680)	(8,835)

Net increase in cash	9,598	6,818
Cash and cash equivalents, beginning of period	6,274	3,210

Cash and cash equivalents, end of period	$15,872	$10,028

Supplemental Cash Flow Information — Cash paid for interest	$3,326	$3,326
See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. GENERAL
     Arlington Tankers Ltd. (the “Company” or “Arlington”) was incorporated in September 2004 under the laws of Bermuda for the purpose of acquiring six tanker vessels (the “Initial Vessels”) consisting of two V-MAX VLCCs from Concordia Maritime AB (“Concordia”), two Product tankers from Stena AB (“Stena”), and two Panamax tankers from subsidiaries of Stena, Concordia and two companies owned 75% by Stena and 25% by Fram Shipping Co. Ltd (“Fram”). In November 2004, the Company completed its initial public offering by issuing and selling to the public 11,450,000 common shares, par value $0.01 per share, at a price to the public of $20.00 per share, raising gross proceeds of $229 million before the deduction of underwriting discounts, commissions and expenses of approximately $17.7 million. Simultaneously, the Company issued a total of 4,050,000 common shares at a price of $20.00 per share to Stena, Concordia and Fram, for total consideration of $81 million, as part of the settlement of the purchase price of the Initial Vessels. On that date the Company also raised $135 million of secured debt (before expenses of approximately $0.8 million) as part of the financing of the Initial Vessels. On acquisition of the Initial Vessels, the excess of the purchase price of $426.5 million over the historical book value of $283.2 million at which the predecessor shareholders carried the Initial Vessels on their books was considered a deemed distribution of $143.3 million to those predecessor shareholders. An aggregate of 1,717,500 of these shares were sold in the initial public offering in connection with the underwriters’ exercise of their over-allotment option. The Company did not receive any proceeds from the sale of shares by Stena, Concordia, and Fram. Concurrent with the closing of the initial public offering, the Company completed the acquisition of the Initial Vessels.
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
     Based on their filings with the SEC, as of November 19, 2007, Stena and Concordia directly and indirectly owned an aggregate of approximately 18.0% of the Company’s outstanding common shares. As a result of Stena’s purchase of additional common shares in 2007, Stena and Concordia may be considered “interested shareholders” for purposes of the Company’s bye-laws. Stena and Concordia’s ownership interest in the Company can have a significant influence over the Company, including the outcome of shareholder votes and the Company’s ability to conduct future business or modify existing agreements with Stena or Concordia.
     The Company’s eight vessels (the “Vessels”) are currently owned by eight wholly-owned subsidiaries of the Company (each, a “Vessel Subsidiary”). The primary activity of each of the Vessel Subsidiaries is the ownership and operation of a Vessel. The flag state of each of the Company’s Vessels is Bermuda.
     The following table sets out the details of the Vessels included in these consolidated financial statements:

				Initial Charter	Latest Charter
Vessel Type	Year Built	Dwt	Date Acquired	Expiration Date(1)	Expiration Date (1)
V-MAX
Stena Victory	2001	314,000	November 10, 2004	November 9, 2009	November 9, 2012
Stena Vision	2001	314,000	November 10, 2004	November 9, 2009	November 9, 2012
Panamax
Stena Companion	2004	72,000	November 10, 2004	November 9, 2008	November 9, 2011
Stena Compatriot	2004	72,000	November 10, 2004	November 9, 2010	November 9, 2013
Product
Stena Concord	2004	47,400	November 10, 2004	November 9, 2008	November 9, 2011
Stena Consul	2004	47,400	November 10, 2004	November 9, 2010	November 9, 2013
Stena Concept	2005	47,400	January 5, 2006	January 4, 2009	July 4, 2011
Stena Contest	2005	47,400	January 5, 2006	January 4, 2009	July 4, 2011

(1)	Each of the charters contains renewal options described in greater detail below.
     Effective November 10, 2004 for the Initial Vessels and January 5, 2006 for the Additional Vessels, the Company has chartered the Vessels to subsidiaries of Stena and Concordia (the “Charterers”) under three, four and five-year fixed rate charters, increasing annually by an amount equal to the annual increase in the fees under the Company’s ship management agreements. Under the charters, in addition to the fixed rate Basic Hire, certain Vessels have the possibility of receiving Additional Hire from the Charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. Additional Hire is not guaranteed except Additional Hire related to the Sun International sub-charter, and correlates to weighted average historical voyage rates for the specified routes. The charters contain options on the part of the Charterers to extend the terms of the charters. Stena and Concordia have each agreed to guarantee the obligations of their respective subsidiaries under the charters.

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

Period	Basic Hire	Base Operating Costs	Operating Margin
Nov. 11, 2007 — Nov. 10, 2008	$36,882	$8,682	$28,200
Nov. 11, 2008 — Nov. 10, 2009	37,316	9,116	28,200
Nov. 11, 2009 — Nov. 10, 2010 (Option Year 1)(1)	37,772	9,572	28,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 2)	38,251	10,051	28,200
Nov. 11, 2011 — Nov. 10, 2012 (Option Year 3)	38,753	10,553	28,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any such option.
     The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for two of the Company’s vessels, the Stena Companion and the Stena Concord, with initial charter expiration dates in 2008.

	Stena Companion			Stena Concord
		Base Operating	Operating		Base Operating	Operating
Period	Basic Hire	Costs	Margin	Basic Hire	Costs	Margin
Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009 (Option Year 1)(1)	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010 (Option Year 2)	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 3)	19,356	7,706	11,650	17,303	7,103	10,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. In May 2008, the Company announced that the Charterer exercised the first of these one-year options for both vessels. There can be no assurance that the Charterer will exercise any additional options.

     The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for two of the Company’s vessels, the Stena Compatriot and the Stena Consul, with initial charter expiration dates in 2010.

	Stena Compatriot			Stena Consul
					Base
		Base Operating	Operating		Operating	Operating
Period	Basic Hire	Costs	Margin	Basic Hire	Costs	Margin
Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 1)(1)	19,356	7,706	11,650	17,303	7,103	10,200
Nov. 11, 2011 — Nov. 10, 2012 (Option Year 2)	19,741	8,091	11,650	17,658	7,458	10,200
Nov. 11, 2012 — Nov. 10, 2013 (Option Year 3)	20,145	8,495	11,650	18,031	7,831	10,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any such option.
     The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for the Company’s two Additional Vessels, the Stena Concept and the Stena Contest.

		Base Operating
Period	Basic Hire	Costs	Operating Margin
Jan. 5, 2007 — Jan 4, 2008	$20,043	$5,843	$14,200
Jan. 5, 2008 — Jan. 4, 2009	20,335	6,135	14,200
Jan. 5, 2009 — Jan. 4, 2010 (Option Period 1)(1)	17,942	6,442	11,500
Jan. 5, 2010 — Jan. 4, 2011 (Option Period 1)	18,264	6,764	11,500
Jan. 5, 2011 — July 4, 2011 (Option Period 1)	18,603	7,103	11,500
July 5, 2011 — July 4, 2012 (Option Period 2) (2)	21,158	7,458	13,700
July 5, 2012 — July 4, 2013 (Option Period 3)	21,531	7,831	13,700

(1)	In May 2008, the Company announced that the Charterer exercised its option to extend these Charters for an additional 30-month period expiring on July 4, 2011. As a result, the Company will be eligible to earn Additional Hire in addition to Basic Hire during this 30-month period.

(2)	This period is the first for which the Charterer has the option to extend these Charters as a result of exercising the option described in Footnote 1 above. The Company would not be eligible to earn Additional Hire over the term of any extension. There can be no assurance that the Charterer will exercise any such option.

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
     At the time the Company acquired its two V-MAX Vessels, these Vessels were sub-chartered by Concordia to Sun International. The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007. The sub-charter with Sun International relating to the Stena Vision is due to expire within 30 days of July 31, 2008.
     As a result of Stena Bulk exercising its option to extend the Charters for the Additional Vessels, the Company will become eligible to earn Additional Hire for those Vessels during the 30-month period commencing January 5, 2009.
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
     Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, on October 20, 2007, the Vessel commenced operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping, S.A., an affiliate of the shipping branch of LukOil commonly known as Litasco. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, we expect the Vessel to commence operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping. The sub-charter rate that Eiger Shipping is obligated to pay to Concordia is greater than the Basic Hire rate that the Company will receive from Concordia. Therefore, the Company expects to earn Additional Hire revenue while the V-MAX vessels are under the Eiger Shipping sub-charters in addition to the guaranteed Basic Hire. The Additional Hire revenue will not be exposed to fluctuations in spot market rates. Additional Hire for the V-MAX tankers under the Eiger Shipping sub-charters will be based on the time charter hire received by Concordia under the sub-charters. Additional Hire revenues under the Eiger Shipping sub-charters are not guaranteed, meaning that the Company will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, the Company will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Eiger Shipping sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, the Company expects the V-MAX tankers to generate Additional Hire revenues of approximately $350,000 per Vessel per quarter in addition to the guaranteed Basic Hire levels, while the Vessels are sub-chartered to Eiger Shipping.

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
     Tables setting forth the daily base operating costs, which are payable by the Company monthly in advance, for each of the Company’s Vessels are set forth above. For the Initial Vessels, the first charter year commenced on November 10, 2004 and ended on November 10, 2005. Each subsequent charter year will begin on November 11 of the applicable year and end on the subsequent November 10. For the Additional Vessels, the first charter year commenced on January 5, 2006 and ended on January 4, 2007. Each subsequent charter year will begin on January 5 of the applicable year and end on the subsequent January 4. As a result of the exercise of the 30-month charter extension options for the Additional Vessels, the final six months of the 30-month option term will expire on July 4, 2011. If subsequent extension options are exercised, charter years will begin on July 5 and end on July 4.
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
2. ACCOUNTING POLICIES
Basis of accounting and presentation
     The unaudited condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim period ended March 31, 2008, are not necessarily indicative of the results for the entire year ending December 31, 2008. The condensed consolidated financial statements include the assets and liabilities, results of operations and cash flows of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Cash and cash equivalents and short-term investments
     The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. The Company considers all demand and time deposits and all highly liquid investments with an original maturity of greater than three months as of the date of purchase to be short-term investments. Cash and cash equivalents of $15.9 million as of March 31, 2008 are pledged as described in Note 8 and are held at a single financial institution with a Standard & Poor’s rating of A-1+. The carrying value of cash and cash equivalents approximates its fair value. The Company had no short-term investments as of March 31, 2008.
Drydocking provisions
     In addition to vessel acquisition, other major expenditures include funding the Company’s maintenance program of regularly scheduled intermediate surveys or special surveys necessary to preserve the quality of the Company’s Vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that the Vessels will undergo intermediate surveys 2.5 years after special surveys and that the Vessels will undergo special surveys every five years. In the three months ended March 31, 2008, no vessels completed an intermediate survey or a special survey. Under the terms of the Company’s ship management agreements with Northern Marine, the cost of these intermediate and special surveys is covered by the vessel management fees that the Company pays to Northern Marine. During the duration of these intermediate and special surveys, the Company will not have the opportunity to earn Additional Hire revenues from profit-sharing arrangements other than for the Stena Vision while it remains on sub-charter to Sun International.
Estimates and concentrations
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.
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
Earnings (loss) per share
     Earnings (loss) per share are based on the weighted average number of common shares outstanding for the period presented. For all periods presented, the Company had no potentially dilutive securities outstanding and therefore basic and diluted earnings per share are the same.
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
3. RECENTLY ISSUED ACCOUNTING STANDARDS
           In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to items such as long-lived asset groups measured at fair value for an impairment assessment. The effects of the remaining aspects of SFAS 157 are to be applied by the Company to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on its consolidated results of operations or financial condition. See Note 10 for disclosures required by this new pronouncement.
          In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008. The Company does not believe that the adoption of SFAS 159 will have a material impact on its financial position, results of operations or cash flows.
          In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.51” (“SFAS 160”). SFAS 160 is intended to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements with reference to a noncontrolling interest in a subsidiary. Such a noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent entity. SFAS 160 is effective for fiscal years beginning on or after December 15 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.
          In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). The objective of SFAS 141R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish this, SFAS 141R establishes principles and requirements for how the acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain price, and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a material impact on its financial statements.
4. CHARTER REVENUES
     The future revenues that the Company expects to receive under the time charters in effect as of March 31, 2008, are $299.5 million. This estimate represents the Basic Hire under the time charters in effect between the Company and Stena and Concordia that expire in November 2008 with respect to two of the Company’s Vessels, in 2009 with respect to four of the Company’s Vessels and in 2010 with respect to two of the Company’s Vessels. This estimate also includes future revenues that the Company may receive if the Charterers exercise all of their options to extend the charters and forecasted Additional Hire revenue related to Concordia’s sub-charters of the two V-MAX vessels to Sun International and Eiger Shipping. As discussed further in Note 1, the sub-charter relating to the Stena Victory expired on October 20, 2007 and the sub-charter relating to the Stena Vision is due to expire within 30 days of July 31, 2008. Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, the Vessel commenced operating under a new two-year sub-charter agreement with Eiger Shipping. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, the Company expects that Vessel to commence operating under a new two-year sub-charter agreement with Eiger Shipping. During the term of these new sub-charters, the Company will continue to earn guaranteed Basic Hire from Concordia and will also earn Additional Hire under the profit sharing provisions of the Charters. The table below assumes that Additional Hire of approximately $350,000 per Vessel per quarter is paid on the V-MAX Vessels upon commencement of the Eiger Shipping sub-charters, and assumes that the V-MAX Vessels operate for 90 days per quarter.

Minimum Future
Year	Charter Revenue
(In thousands of $)
2008	52,712
2009	68,818
2010	68,062
2011	59,747
2012	38,142
Thereafter	11,987
5. OTHER RECEIVABLES

	March 31,	December 31,
	2008	2007
	(In thousands of $)
Additional hire revenue due from Stena and Concordia	$847	$304

	$847	$304

     As of March 31, 2008 and December 31, 2007 other receivables represent amounts due under the Additional Hire profit share arrangement. These amounts are calculated quarterly in arrears.
6. VESSELS, NET

	March 31,	December 31,
	2008	2007
	(In thousands of $)
Vessels
Cost	$402,426	$402,426
Accumulated depreciation	(76,858)	(73,096)

Net book value at end of period	325,568	329,330
Spare parts	—	—

Vessels, net	$325,568	$329,330

     There have been no drydocking costs capitalized through March 31, 2008.
7. DEFERRED DEBT ISSUANCE COST
     Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in other interest expense. As of March 31, 2008 and December 31, 2007 the balance relates entirely to the Company’s $229.5 million secured credit facility with The Royal Bank of Scotland. Deferred debt issuance cost is comprised of the following amounts.

	March 31,	December 31,
	2008	2007
	(In thousands of $)
Debt arrangement fees	$1,200	$1,200
Accumulated amortization	542	483

Deferred debt issuance cost	$658	$717

8. DEBT

	March 31,	December 31,
	2008	2007
	(In thousands of $)
Secured credit facility	$229,500	$229,500

Total debt	$229,500	$229,500

     As of March 31, 2008 and December 31, 2007, the Company had $229.5 million in debt outstanding under its facility with The Royal Bank of Scotland plc. In December 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland for a facility of $229.5 million. The term loan agreement is secured by first priority mortgages over each of the eight Vessels, assignment of earnings and insurances and the Company’s rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly-owned subsidiaries and a security interest in certain of the Company’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the Ratio falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the ratio falls below 2.0.
     The term loan agreement provides that if at any time the aggregate fair value of the Company’s Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital. At March 31, 2008 and December 31, 2007 the Company was in compliance with the financial covenants of the loan agreement.
9. FINANCIAL INSTRUMENTS
Derivative instruments and hedging activities
          SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of each derivative is recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.
          As of March 31, 2008 and December 31, 2007 the Company had not designated any derivatives as part of a hedge transaction.
          In December 2005, the Company entered into a $229.5 million secured credit facility with The Royal Bank of Scotland. In conjunction with the credit facility, the Company entered into an interest rate swap to change the characteristics of the interest payments on its secured debt facility from LIBOR to a fixed rate of 5.7325%, or 5.8325% if the Ratio falls below 2.0. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at March 31, 2008 was a liability of $14.6 million. The fair value of the swap at December 31, 2007 was a liability of $7.5 million. Accordingly, the Company recorded a non-cash decrease in the fair value of the interest rate swap of $7.1 million in current earnings as an unrealized loss in the first quarter of 2008. The fair market value of the Company’s interest rate swap will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate swap will decrease which will result in an unrealized loss in current earnings. If the implied forward interest rate curve increases, the fair market value of the interest rate swap will increase and result in an unrealized gain in current earnings. If the implied forward interest rate curves increase above the fixed rate of 5.7325%, the fair market value of the swap will increase and result in an unrealized gain on the swap. In either case, changes in the unrealized gain or loss as a result of fluctuations in the fair value of the interest rate swap did not impact the Company’s cash dividend payments.

     The base floating rate of LIBOR plus margin of 75 basis points for the quarters ended March 31, 2008 and 2007 were 5.58% and 6.11375%, respectively. For the quarter ended March 31, 2008 the Company had approximately $89,000 of reclassifications to increase interest expense. For the quarter ended March 31, 2007 the Company had approximately $221,000 of reclassifications to decrease interest expense. These reclassifications did not impact the Company’s obligations under its credit facility. These amounts represent the net payments made under the swap agreement that represent interest costs paid in excess of the variable interest incurred or interest benefit realized under the interest rate swap agreement. The following table summarizes interest expense incurred under the Company’s credit facility and interest rate swap agreement for the three months ended March 31, 2008 and March 31, 2007, exclusive of amortized deferred debt issuance costs and other interest costs:

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
	(In thousands of $)
Interest related to floating rate debt facility	$3,237	$3,547
Interest cost (benefit) related to swap agreement	89	(221)

Total interest incurred under debt facility and interest rate swap	$3,326	$3,326

     Except for the interest rate swap, the Company had no other outstanding derivative instruments as of March 31, 2008 and December 31, 2007.
     The Company is exposed to credit risk in the event of non-performance by the counter-parties to its swap contracts. The Company minimizes its credit risk on these transactions by endeavoring to only deal with credit-worthy financial institutions, and therefore the Company views the risk of non-performance by the counter-parties as low.
10. FAIR VALUE MEASUREMENT
     Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.
     Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
     For the Company, effective January 1, 2008, fair value under SFAS 157 (as impacted by FSP Nos. 157-1 and 157-2) principally applied to a certain derivative instrument, namely the interest rate swap. Interest rate swaps were previously and will continue to be marked-to-market at each reporting period; however, the definition of fair value used for these marks-to-market are now applied using SFAS 157.
     The Company considers interest rate swaps as level 2 measurements. For level 2 derivatives, Arlington uses inputs other than quoted prices that are observable for the asset or liability. The level 2 derivative positions are valued using standard calculations/models that use as their basis readily observable market parameters. The resulting valuations are validated through counterparty and third party quotes on a quarterly basis. As discussed in Note 9, the fair value of the swap at March 31, 2008 was a liability of $14.6 million.

11. SHARE CAPITAL
     As of March 31, 2008 and December 31, 2007, the Company’s authorized share capital is comprised of 12,000 founder shares, par value $1.00 per share, which have been authorized but not issued, 60,000,000 common shares, par value $0.01 per share, and 4,000,000 undesignated preference shares, par value $0.01 per share.
     As of March 31, 2008 and December 31, 2007, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no founder or preference shares issued and outstanding.
12. COMMITMENTS AND CONTINGENCIES

	March 31, 2008	December 31, 2007
	(In thousands of $)
Ship mortgages	$229,500	$229,500
     As of March 31, 2008 and December 31, 2007, ship mortgages represent first mortgages on the eight Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011.
     The minimum future Vessel operating expenses to be paid by the Company under the ship management agreements in effect as of March 31, 2008 that will expire in 2008, 2009, and 2010, and which increase 5% per year on November 9th, and assuming that the charter options will be exercised through 2011, 2012, and 2013 is $96.5 million. Below is a summary by year of the minimum future Vessel operating expenses:

Minimum Future Vessel Operating
Year	Expenses
(In thousands of $)
2008	15,294
2009	21,275
2010	22,339
2011	20,093
2012	12,379
Thereafter	5,126
     The Company has guaranteed the obligations of each of the Vessel Subsidiaries under the charters and ship management agreements described in Note 1.
     The Company has entered into a registration rights agreement with subsidiaries of Stena and Concordia and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of March 31, 2008 no such expenses had been incurred.
          Effective July 12, 2005, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% eligible compensation deferred by employees. All of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the three months ended March 31, 2008 the Company’s matching contribution was $12,000.
13. RELATED PARTY TRANSACTIONS
     As described in Note 1, the Company was formed for the purpose of acquiring the six Initial Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004. In January 2006 the Company acquired the two Additional Vessels from Stena. Prior to their acquisitions, the Vessels were traded in the spot market. The

Company has entered into time charters for the eight Vessels with subsidiaries of Stena and Concordia that expire in 2008 with respect to two of the Vessels, in 2009 with respect to four of the Vessels and in 2010 with respect to two of the Vessels. The revenue received from Stena and Concordia for the three months ended March 31, 2008 under these contracts was $17.5 million.
     The Company has also entered into ship management arrangements with a subsidiary of Stena that expire in 2008, 2009, and 2010. The amounts charged by this Stena subsidiary under these agreements for the three months ended March 31, 2008 was $5.2 million.
14. SUBSEQUENT EVENTS
     On April 22, 2008, the Company declared a cash dividend of $8,680,000, or $0.56 per share, and paid that dividend on May 6, 2008 to shareholders of record as of May 2, 2008.
     On May 6, 2008, the Company announced that Stena Bulk has exercised its options to extend the Charters for four of the Company’s Vessels. Specifically, Stena Bulk has exercised the first of its three one-year options effective on November 11, 2008 for the Stena Companion and the Stena Concord. Stena Bulk has also exercised its 30-month option effective on January 5, 2009 for the Stena Contest and the Stena Concept. See Note 1 for the basic hire, base operating costs and operating margin for each such Vessel during such option periods.

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
     Stena and Concordia continue to be shareholders of the Company and, based on their filings with the SEC, purchased an additional 3.6% of our outstanding common shares in 2007 such that, as of November 19, 2007, they directly and indirectly owned an aggregate of approximately 18.0% of our outstanding common shares. As a result of Stena’s purchase of additional common shares in 2007, Stena and Concordia may be considered “interested shareholders” for purposes of our bye-laws. Please see “Part II. Item 1A. Risk Factors — Company Specific Risk Factors – Stena and Concordia’s ownership interest in our company can have significant influence over our company, including the outcome of shareholder votes and our ability to conduct future business or modify existing agreements with Stena or Concordia.”
     In December 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland in order to (1) refinance our indebtedness under our prior debt facility, (2) finance the purchase price of our two additional vessels, which we refer to as the Additional Vessels, from Stena and (3) general corporate purposes. We completed the refinancing of our previous debt facility in December 2005 and completed the acquisition of the Additional Vessels in January 2006. The term loan agreement provides for a credit facility of $229.5 million. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of our Vessels to the amount outstanding under the loan facility falls below 2.0, which we refer to as the Ratio. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, we entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, we have effectively fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the Ratio falls below 2.0. The net annual cash interest costs will approximate 5.38%, or 5.48% if the ratio described above falls below 2.0, due to the benefit that we received in December 2005 from a swap associated with our prior debt facility. That cash benefit has been designated by our Board of Directors to offset the interest cost over the life of the new $229.5 million term loan facility.
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
     The following table sets out certain details relating to our Vessels:

				Initial Charter	Latest Charter
Vessel Type	Year Built	Dwt	Date Acquired	Expiration Date(1)	Expiration Date (1)
V-MAX
Stena Victory	2001	314,000	November 10, 2004	November 9, 2009	November 9, 2012
Stena Vision	2001	314,000	November 10, 2004	November 9, 2009	November 9, 2012
Panamax
Stena Companion	2004	72,000	November 10, 2004	November 9, 2008	November 9, 2011
Stena Compatriot	2004	72,000	November 10, 2004	November 9, 2010	November 9, 2013
Product
Stena Concord	2004	47,400	November 10, 2004	November 9, 2008	November 9, 2011
Stena Consul	2004	47,400	November 10, 2004	November 9, 2010	November 9, 2013
Stena Concept	2005	47,400	January 5, 2006	January 4, 2009	July 4, 2011
Stena Contest	2005	47,400	January 5, 2006	January 4, 2009	July 4, 2011

(1)	Each of the charters contains renewal options described in greater detail below.

OUR CHARTERS
     Effective November 10, 2004 for the Initial Vessels and January 5, 2006 for the Additional Vessels, we have chartered our Vessels to subsidiaries of Stena and Concordia, who we refer to as the Charterers, under fixed rate charters with initial periods of three, four and five-years.
     At the closing of the purchase of the Additional Vessels, our subsidiaries that purchased the Additional Vessels and Stena Bulk entered into new time charter party agreements with respect to the Additional Vessels. Under the new time charter parties, which are substantially similar to the time charter parties that our subsidiaries have entered into for the Initial Vessels, our subsidiaries that purchased the Additional Vessels time chartered the Additional Vessels to Stena Bulk for an initial period of three years at a fixed daily Basic Hire without any Additional Hire provision. In May 2008, we announced that Stena Bulk exercised its option to extend the time charters for both Additional Vessels for an additional 30 months, at the fixed daily Basic Hire. As a result, there will be an Additional Hire provision during the 30-month period. Furthermore, as a result of Stena Bulk exercising the 30-month option, there are two additional one-year options, exercisable by Stena Bulk, at the fixed daily Basic Hire set forth below, but without an Additional Hire provision.
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

Period	Basic Hire	Base Operating Costs	Operating Margin
Nov. 11, 2007 – Nov. 10, 2008	$36,882	$8,682	$28,200
Nov. 11, 2008 – Nov. 10, 2009	37,316	9,116	28,200
Nov. 11, 2009 – Nov. 10, 2010 (Option Year 1)(1)	37,772	9,572	28,200
Nov. 11, 2010 – Nov. 10, 2011 (Option Year 2)	38,251	10,051	28,200
Nov. 11, 2011 – Nov. 10, 2012 (Option Year 3)	38,753	10,553	28,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any such option.

     The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for two of our vessels, the Stena Companion and the Stena Concord, with initial charter expiration dates in 2008.

	Stena Companion			Stena Concord
		Base Operating	Operating		Base Operating	Operating
Period	Basic Hire	Costs	Margin	Basic Hire	Costs	Margin
Nov. 11, 2007 – Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200

Nov. 11, 2008 – Nov. 10, 2009 (Option Year 1)(1)	18,639	6,989	11,650	16,642	6,442	10,200

Nov. 11, 2009 – Nov. 10, 2010 (Option Year 2)	18,989	7,339	11,650	16,964	6,764	10,200

Nov. 11, 2010 – Nov. 10, 2011 (Option Year 3)	19,356	7,706	11,650	17,303	7,103	10,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. In May 2008, we announced that the Charterer exercised the first of these one-year options for both vessels. There can be no assurance that the Charterer will exercise any additional options.
     The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for two of our vessels, the Stena Compatriot and the Stena Consul, with initial charter expiration dates in 2010.

	Stena Compatriot			Stena Consul
					Base
		Base Operating	Operating		Operating	Operating
Period	Basic Hire	Costs	Margin	Basic Hire	Costs	Margin
Nov. 11, 2007 – Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200

Nov. 11, 2008 – Nov. 10, 2009	18,639	6,989	11,650	16,642	6,442	10,200

Nov. 11, 2009 – Nov. 10, 2010	18,989	7,339	11,650	16,964	6,764	10,200

Nov. 11, 2010 – Nov. 10, 2011 (Option Year 1)(1)	19,356	7,706	11,650	17,303	7,103	10,200

Nov. 11, 2011 – Nov. 10, 2012 (Option Year 2)	19,741	8,091	11,650	17,658	7,458	10,200

Nov. 11, 2012 – Nov. 10, 2013 (Option Year 3)	20,145	8,495	11,650	18,031	7,831	10,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any such option.

     The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for our two Additional Vessels, the Stena Concept and the Stena Contest.

		Base Operating
Period	Basic Hire	Costs	Operating Margin
Jan. 5, 2007 – Jan 4, 2008	$20,043	$5,843	$14,200
Jan. 5, 2008 – Jan. 4, 2009	20,335	6,135	14,200
Jan. 5, 2009 – Jan. 4, 2010 (Option Period 1)(1)	17,942	6,442	11,500
Jan. 5, 2010 – Jan. 4, 2011 (Option Period 1)	18,264	6,764	11,500
Jan. 5, 2011 – July 4, 2011 (Option Period 1)	18,603	7,103	11,500
July 5, 2011 – July 4, 2012 (Option Period 2) (2)	21,158	7,458	13,700
July 5, 2012 – July 4, 2013 (Option Period 3)	21,531	7,831	13,700

(1)	In May 2008, we announced that the Charterer exercised its option to extend these Charters for an additional 30-month period expiring on July 4, 2011. As a result, we will be eligible to earn Additional Hire in addition to Basic Hire during this 30-month period.

(2)	This period is the first for which the Charterer has the option to extend these Charters as a result of exercising the option described in Footnote 1 above. We would not be eligible to earn Additional Hire over the term of any extension. There can be no assurance that the Charterer will exercise any such option.
     Additional Hire under Our Charters
     Under the Charters, in addition to the fixed rate Basic Hire, each Initial Vessel has the possibility of receiving Additional Hire from the Charterers through profit sharing arrangements related to the performance of the tanker markets on specified geographic routes, or from actual time charter rates. The Additional Hire, if any, in respect of each Initial Vessel, is payable on the 25th day following the end of each calendar quarter. Additional Hire is not guaranteed under our Charters.
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
     As a result of Stena Bulk exercising its option to extend the Charters for the Additional Vessels, we will become eligible to earn Additional Hire for those Vessels during the 30-month period commencing January 5, 2009.
     At the time we acquired our two V-MAX tankers, these Vessels were sub-chartered by Concordia to Sun International Limited Bermuda, which we refer to as Sun International, an indirect wholly owned subsidiary of Sunoco, Inc.

     The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007. The sub-charter with Sun International relating to the Stena Vision is due to expire within 30 days of July 31, 2008.
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
     Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, that Vessel commenced operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping S.A., an affiliate of the shipping branch of LukOil commonly know as Litasco. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, we expect the Vessel to commence operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping. The sub-charter rate that Eiger Shipping is obligated to pay to Concordia is greater than the Basic Hire rate that we will receive from Concordia. Therefore, we expect to earn Additional Hire revenue while the V-MAX vessels are under the Eiger Shipping sub-charters in addition to the Basic Hire. The Additional Hire revenue will not be exposed to fluctuations in spot market rates. Additional Hire for the V-MAX tankers under the Eiger Shipping sub-charters will be based on the time charter hire received by Concordia under the sub-charters. Additional Hire revenues under the Eiger Shipping sub-charters are not guaranteed, meaning that we will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, we will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Eiger Shipping sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, we expect the V-MAX tankers to generate Additional Hire revenues of approximately $350,000 per Vessel per quarter in addition to the Basic Hire levels, while the Vessels are sub-chartered to Eiger Shipping.
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
     Northern Marine is also obligated under the ship management agreements to maintain insurance for each of our Vessels, including marine hull and machinery insurance, protection and indemnity insurance (including pollution risks and crew insurances), war risk insurance and off-hire insurance. Under the ship management agreements, we pay Northern Marine a fixed fee per day per Vessel for all of the above services, which increases 5% per year, for so long as the relevant charter is in place. Under the ship management agreements, Northern Marine has agreed to indemnify us for the loss of the Basic Hire for each of the Vessels in the event, for circumstances specified under the charters, the Vessel is off-hire or receiving reduced hire for more than five days during any twelve-

month period, net of amounts received by us from off-hire insurance. Stena has agreed to guarantee this indemnification by Northern Marine. Both we and Northern Marine have the right to terminate any of the ship management agreements if the relevant charter has been terminated.
     Tables setting forth the daily base operating costs for each of our Vessels can be found above in the section entitled “—Basic Hire under Our Charters.”
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
     There are restrictions that limit our ability to declare dividends, including those established under Bermuda law and under our existing secured term loan agreement. The terms of any future indebtedness we may enter into, including indebtedness that refinances our existing secured credit facility, may have stricter restrictions on our ability to pay dividends. Furthermore, higher interest rates or different repayment terms of future indebtedness, such as principal amortization requirements, may reduce the amount of cash that we would have available to pay future dividends. In addition to the discussion below, please see “Part II. Item 1A. Risk Factors — Company Specific Risk Factors – We cannot assure you that we will pay any dividends,” “— If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders” and “—We may not be able to re-charter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”
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
     The table below sets forth amounts that would be available to us for the payment of dividends for each of the fiscal years set forth below assuming that:

•	the Basic Hire is paid on all of our Vessels, all of our Vessels are on hire for 360 days per fiscal year and the options to extend the charters are exercised by the Charterers;

•	no Additional Hire is paid on our two Panamax Tankers or our two Product Tankers that are eligible to earn Additional Hire other than the $231,000 earned in the first three months of 2008;

•	the Additional Hire continues to be paid in connection with the sub-charter of the Stena Vision to Sun International, which is expected to expire within 30 days of July 31, 2008;

•	Additional Hire of approximately $350,000 per Vessel per quarter is paid on the V-MAX Vessels in connection with the Eiger Shipping sub-charters, assuming that the V-MAX Vessels operate for 90 days per quarter (the Eiger Shipping sub-charger for the Stena Victory commenced on October 20, 2007 and the Eiger Shipping sub-charter for the Stena Vision is expected to commence within 30 days of July 31, 2008);

•	the V-MAX Vessels are returned on the notional termination dates of the sub-charter within the 60-day delivery window;

•	we have no cash expenses or liabilities other than the ship management agreements, our current directors’ fees, the current salaries and benefits of our employees, currently anticipated administrative and other expenses and interest under our secured credit facility;

•	we pay no U.S. federal income taxes and minimal U.S. and state payroll taxes;

•	we have no requirement to fund any required capital expenditures with respect to our Vessels;

•	we do not suffer the loss or constructive loss of any of our Vessels;

•	no material cash reserves or requirements are established by the actions of our Board of Directors or management;

•	we remain in compliance with our secured credit facility which requires, among other things, that the fair market value of our Vessels exceeds 140% of our borrowings under the facility (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order to pay dividends; and

•	we do not issue any additional common shares or other securities or borrow any additional funds.
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
     We cannot assure you that our dividends will in fact be equal to the amounts set forth below. The amount of future dividends set forth in the table below represents only an estimate of future dividends based on the list of assumptions set forth above. The amount of future dividends, if any, could be affected by various factors, including the loss of a Vessel, required capital expenditures, cash reserves established by our Board of Directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings, more restrictive debt covenants, higher interest rates, principal amortization requirements or future issuances of securities, many of which will be beyond our control. As a result, the amount of dividends actually paid may vary from the amounts currently estimated and such variations may be material. There can be no assurance that any dividends will be paid. See “Part II. Item 1A. — Risk Factors — Company Specific Risk Factors – We cannot assure you that we will pay any dividends,” “— If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders” and “—We may not be able to re-charter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”

     The following table sets forth:
•	the amount of cash that was available for dividends in the fiscal year ended December 31, 2007; and

•	based on the assumptions and the other matters in the preceding paragraphs, our estimate of the amount of cash likely to be available for dividends for each of the 2008, 2009, and 2010 fiscal years.

	2007	2008	2009	2010
	(In millions of dollars, except per share amounts)
Basic Hire(1)	$65.9	$66.3	$65.3	$66.4
V-MAX Additional Hire – Sun International sub-charters(2)	2.0	.5	—	—
V-MAX Additional Hire – Eiger Shipping sub-charters(3)	.3	2.2	2.6	.8
Additional Hire – Panamax and Product tankers(4)	2.0	.2	—	—
Vessel operating expenses	(20.0)	(20.3)	(21.2)	(22.3)
Cash administrative expenses(5)	(2.2)	(2.4)	(2.5)	(2.5)
Cash interest costs(6)	(12.0)	(12.3)	(12.3)	(12.3)

Cash available for dividends	36.1	34.2	31.8	30.1

Estimated dividends per share(7)	$2.32	$2.21	$2.05	$1.94

(1)	Basic Hire revenues for 2008, 2009 and 2010 assume that all options available under the charter contracts are exercised by the Charterer. Basic Hire reflected in the above table includes $700,000 of revenue in 2008, $28.8 million of revenue in 2009, and $56.0 million of revenues in 2010 arising from such option exercises.

(2)	The sub-charter with Sun International for the Stena Victory expired on October 20, 2007. The Additional Hire revenue associated with the ongoing sub-charter of the Stena Vision to Sun International is guaranteed, meaning that we will be paid the Additional Hire revenue by Concordia whether the V-MAX tanker is in service or not in service, during the term of the sub-charter. The sub-charter with Sun International for the Stena Vision is due to expire within 30 days of July 31, 2008. Our estimate above reflects guaranteed V-MAX Additional Hire revenue from Sun International sub-charter through July 31, 2008.

(3)	Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, that Vessel commenced operating under a new sub-charter agreement with Eiger Shipping. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, we expect that Vessel to commence operating under a new sub-charter agreement with Eiger Shipping. During the term of these new sub-charters, we will continue to earn guaranteed Basic Hire from Concordia and we will also earn Additional Hire under the profit sharing provisions of the Charters. Additional Hire for the V-MAX tankers under the new sub-charters will be based on a fixed time charter hire payable by Eiger Shipping to Concordia under the sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire revenues under these sub-charters are not guaranteed, meaning that we will earn Additional Hire only if the Vessel is in service. The sub-charter for Eiger Shipping related to the Stena Victory commenced on October 20, 2007. Our estimated cash available for dividends includes our estimated Additional Hire for the Stena Victory, based on the October 20, 2007 commencement date. Our estimated cash available for dividends includes our estimated Additional Hire for the Stena Vision, assuming that the Eiger Shipping sub-charter for that Vessel begins on August 1, 2008. While the V-MAX Vessels are sub-chartered to Eiger Shipping, the profit sharing provisions in the Concordia charters are expected to result in Additional Hire revenue of approximately $350,000 per Vessel per quarter, based on the time charter rates under the sub-charters and assuming the Vessels operate 90 days per quarter, in addition to the guaranteed Basic Hire.

(4)	Reflects Additional Hire revenues actually earned in 2007 and in the three months ended March 31, 2008 by our two Panamax tankers and our two Product tankers that are eligible to earn Additional Hire. No estimates have been made for the remainder of 2008, or for 2009 and 2010, as these Additional Hire revenues are not determinable due to volatility and unpredictability of various factors, including spot market rates which are used to compute Additional Hire revenues.

(5)	General and administrative expenses for 2008 through 2010 do not include any cost for executive bonuses, which are primarily performance based.

(6)	Cash interest costs are adjusted to reflect a benefit of approximately $1.0 million per year from the 2005 termination of an interest rate swap. The gain recorded on the termination of this swap is being distributed from cash to reduce the effect on dividends from refinancing of the debt at a higher interest cost. The gross interest expense for each year will be approximately $13.3 million ($229.5 million at 5.7325%).

(7)	Based on 15,500,000 issued and outstanding common shares.

     In January 2008, we declared a dividend of $0.56 per share, and paid that dividend on February 12, 2008 to shareholders of record as of February 8, 2008. The January 2008 dividend was based on our operating results for the fourth quarter ended December 31, 2007. In that period, we earned Additional Hire of $900,000, including Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $300,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In April 2008, we declared a dividend of $0.56 per share and paid that dividend on May 6, 2008 to shareholders of record as of May 2, 2008. The April 2008 dividend was based on our operating results for the first quarter ended March 31, 2008. In that period, we earned Additional Hire of $800,000, including Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $200,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire.
     In January 2007, we declared a dividend of $0.57 per share, and paid that dividend on February 12, 2007 to shareholders of record as of February 9, 2007. The January 2007 dividend was based on our operating results for the fourth quarter ended December 31, 2006. In that period, we earned Additional Hire of $1.0 million, including Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $400,000 on our Product and Panamax tankers. In April 2007, we declared a dividend of $0.58 per share, and paid that dividend on May 7, 2007 to shareholders of record as of May 4, 2007. The April 2007 dividend was based on our operating results for the first quarter ended March 31, 2007. In that period, we earned Additional Hire of $1.1 million, including Additional Hire on our V-MAX vessels of $539,000 and Additional Hire of $514,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In July 2007, we declared a dividend of $0.59 per share, and paid that dividend on August 6, 2007 to shareholders of record as of August 3, 2007. The July 2007 dividend was based on our operating results for the second quarter ended June 30, 2007. In that period, we earned Additional Hire of $1.3 million, including Additional Hire on our V-MAX vessels of $545,000 and Additional Hire of $751,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire. In October 2007, we declared a dividend of $0.59 per share, and paid that dividend on November 6, 2007 to shareholders of record as of November 2, 2007. The October 2007 dividend was based on our operating results for the third quarter ended September 30, 2007. In that period, we earned Additional Hire of $1.0 million, including Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $400,000 on our two Product tankers and our two Panamax tankers that are eligible to earn Additional Hire.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Total operating revenues, net
     Total operating revenues were $17.5 million for the three months ended March 31, 2008 compared to $17.3 million for the three months ended March 31, 2007. Revenues for the three months ended March 31, 2008 consisted of $16.7 million of Basic Hire and approximately $800,000 of Additional Hire. During the three months ended March 31, 2008, the Charterers operated our two Panamax tankers and our two Product tankers that are eligible to earn Additional Hire in the spot market, resulting in payment to us of approximately $200,000 of Additional Hire. In addition, the two V-MAX tankers generated approximately $600,000 of Additional Hire during that quarter.
     We expect that total operating revenues for 2008, including anticipated Additional Hire revenues from our V-MAX tankers in 2008, and March 2008 year-to-date Additional Hire revenues from our profit sharing arrangements for the two Product and two Panamax tankers, will be approximately $69.2 million.
     The Vessels had 0.3 days off-hire during the three months ended March 31, 2008 and 2007.
Total vessel operating expenses
     Total vessel operating expenses were $5.2 million for the three months ended March 31, 2008 compared to $5.0 million for the three months ended March 31, 2007. The increase in vessel operating expenses reflects the increase in the vessel management fees under the vessel management agreements with Northern Marine. We expect vessel operating expenses in 2008 to be approximately $20.3 million principally due to the annual increases in vessel management fees to Northern Marine.

Depreciation
     Depreciation was $3.8 million for the three months ended March 31, 2008 and 2007. We estimate that depreciation in 2008 will be approximately $15.6 million.
Administrative expenses
     Administrative expenses were $623,000 for the three months ended March 31, 2008 compared to $528,000 for the three months ended March 31, 2007. The general and administrative expenses in the first quarter of 2008 were slightly higher than the first quarter of 2007 due to higher professional services fees. We estimate that administrative expenses for 2008 will be between approximately $2.4 million to $2.5 million, exclusive of the cost for an executive bonus, which is primarily performance based.
Net Other Expense
     Net other expense represents interest expense, net of interest income and other financial items. Net other expense was $10.4 million for the three months ended March 31, 2008, compared to net other expense of $4.2 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, the net other income includes $7.1 million of unrealized loss on our interest rate swap and $3.4 million in interest expense related to our credit facility with The Royal Bank of Scotland, which matures in January 2011, partially offset by $131,000 of interest income. Net other expense of $4.2 million for the three months ended March 31, 2007 reflects an unrealized loss of $1.0 million on our interest rate swap and interest expense of $3.4 million on our credit facility with The Royal Bank of Scotland, offset by $216,000 of interest income.
     With respect to our $229.5 million term loan credit facility, by entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at 5.7325% (5.8325% if the ratio of the value of our Vessels to the amount outstanding under the loan facility falls below 2.0) for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133. Accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at March 31, 2008 was a liability of $14.6 million. The fair value of the swap at December 31, 2007 was a liability of $7.5 million. Accordingly, we recorded a non-cash decrease in the fair value of the interest rate swap of $7.1 million in current earnings as an unrealized loss in the first quarter of 2008. In the first quarter of 2007, we recorded a non-cash decrease in the fair value of the interest rate swap of $1.0 million in current earnings as an unrealized loss.
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
     In December 2005, we entered into a five-year term loan agreement with The Royal Bank of Scotland. The term loan agreement provides for a facility of $229.5 million. The purpose of the term loan agreement was to (1) refinance our existing indebtedness, (2) finance the purchase price of two Product tankers from Stena and (3) general corporate purposes. We completed the refinancing of our indebtedness in December 2005 and completed the Additional Vessel acquisition in January 2006. The term loan agreement matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the ratio of the fair market value of our Vessels to the amount outstanding under the credit facility, which we refer to as the Ratio, falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, we have entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, we effectively fixed the interest rate on the term loan agreement at 5.7325%. The annual cash interest costs will approximate 5.38% due to the cash benefit that we received in December 2005 from the $4.8 million termination of a prior swap. That cash benefit has been designated by our Board of Directors to offset the higher interest costs over the life of the $229.5 million credit facility. The term loan agreement provides that if at any time the aggregate market value of our Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, we must either provide additional security or prepay a portion of the loan to reinstate such percentage.

The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) our total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) we have positive working capital.
     We had outstanding long term debt of $229.5 million as of March 31, 2008 and December 31, 2007. This amount reflects outstanding borrowings under our secured credit facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year.
     We anticipate that we will seek to refinance our secured credit facility at or prior to its maturity. There can be no assurance that we will be able to do so on acceptable terms. Interest rates may be higher than current rates at the time we seek to refinance our secured credit facility and the prevailing market terms for loans such as the type we would need to refinance our secured credit may require periodic payments to amortize the outstanding principal. Such higher rates, principal amortization requirements or other terms could prevent our ability to complete a refinancing or could adversely impact our future results, including the amount of cash available for future dividends. Please see “Part II. Item 1A. Risk Factors — Company Specific Risk Factors – We cannot assure you that we will pay any dividends,” “— If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders” and “— We may not be able to recharter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”
     As of March 31, 2008, we had cash and cash equivalents of $15.9 million. Net cash provided by operating activities for the three months ended March 31, 2008 was $5.8 million.
     Net cash provided by investing activities for the three months ended March 31, 2008 was 12.5 million. This amount relates to the sale of $12.5 million in marketable securities during the three months ended March 31, 2008 with original maturities greater than 90 days. We did not purchase any marketable securities during the first quarter of 2008.
     Net cash used in financing activities for the three months ended March 31, 2008 was $8.7 million, which consisted solely of a dividend payment made in February 2008.
     We collect our Basic Hire monthly in advance and pay our ship management fees monthly in advance. We receive Additional Hire payable quarterly in arrears. We expect charter revenues will be sufficient to cover our ship management fees, interest payments, administrative expenses and other costs and to continue to pay quarterly dividends as described above under the caption “Dividend Policy”.
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
Revenue Recognition
     Revenues are generated from time charters and the spot market. Charter revenues are earned over the term of the charter as the service is provided. Probable losses on voyage charters are accrued in full at the time such losses can be estimated.

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
     At March 31, 2008 and December 31, 2007, we had $229.5 million outstanding under our debt facility. The borrowings under our debt facility bear interest at LIBOR (reset quarterly) plus a margin of 0.75%, or 0.85% if the Ratio falls below 2.0. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 5.7325% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured credit facility. The fair value of the interest rate swap agreement as of March 31, 2008 was a liability of $14.6 million. The fair value of the interest rate swap agreement as of December 31, 2007 was a liability of $7.5 million.
Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 We are highly dependent on the Charterers and their guarantors, Stena and Concordia
     All of our Vessels are chartered to the Charterers, which are subsidiaries of Stena and Concordia. The Charterers’ payments to us under these Charters are our sole source of revenue. We are highly dependent on the performance by the Charterers of their obligations under the Charters and by their guarantors, Stena and Concordia, of their obligations under their respective guarantees. Any failure by the Charterers or the guarantors to perform their obligations would materially and adversely affect our business and financial position. Our shareholders do not have any recourse against the Charterers or the guarantors.
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
We may not be able to re-charter our Vessels profitably after their Charters expire, unless they are extended at the option of the Charterers
     Two of our Charters have initial expiration dates in 2008, four have initial expiration dates in 2009 and two have initial expiration dates in 2010. The Charterers have options to extend the terms of the Charters for each of our Vessels. In May 2008, we announced that the options for four of our Vessels had been exercised. The Charterers have the sole discretion as to exercising their options. Notice that the Charterer is exercising its option to extend the term of a Charter is required to be delivered no later than six months prior to the expiration of the charter period in effect at that time. We cannot predict whether the Charterers will exercise any additional extension options under one or more of the Charters. The Charterers do not owe any fiduciary or other duty to us or our shareholders in deciding whether to exercise their extension options, and the Charterers’ decision may be contrary to our interests or those of our shareholders.
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
Stena and Concordia’s ownership interest in our company can have significant influence over the Company, including the outcome of shareholder votes and our ability to conduct future business or modify existing agreements with Stena or Concordia
     Based on their filings with the SEC, as of November 19, 2007, Stena and Concordia directly and indirectly owned an aggregate of approximately 18.0% of our outstanding common shares. As a result of their share ownership and for so long as either Stena or Concordia directly or indirectly owns a significant percentage of our outstanding common shares, Stena and Concordia are able to influence us, including the outcome of any shareholder vote, such as the election of directors. In addition, as a result of Stena’s purchase of additional common shares in 2007, Stena and Concordia may be considered “interested shareholders” for purposes of our bye-laws. Under our “interested shareholder” bye-law, in addition to any other approval that may be required by applicable law, any “business combination” with an interested shareholder within a period of three years after the date of the transaction in which the person became an interested shareholder must be approved by our board and authorized at an annual or special general meeting by the affirmative vote of at least 66 2/3% of our issued and outstanding voting shares that are not owned by the interested shareholder, unless:
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
•	a classified Board of Directors with staggered three-year terms, elected without cumulative voting;

•	directors can only be removed for cause and only with the affirmative vote of holders of at least 80% of the common shares issued and outstanding;

•	advance notice for nominations of directors by shareholders and for shareholders to include matters to be considered at annual meetings;

•	our Board of Directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval; and

•	a requirement that amalgamations, sales of assets and certain other transactions with persons owning 15% or more of our voting securities, which we refer to as interested shareholders, be approved by holders of at least 66 2/3% of our issued and outstanding voting shares not owned by the interested shareholder, subject to certain exceptions.
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
     Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and oil products. For example, charter rates and vessel values were at a high level during 2004. Charter rates declined from that high level during 2005 and 2006, and have remained at these lower rates during 2007 and 2008. There can be no assurance that charter rates and Vessel values will not decline further in the future.
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
•	demand for oil and oil products, which affect the need for tanker capacity;

•	global and regional economic and political conditions which among other things, could impact the supply of oil as well as trading patterns and the demand for various types of vessels;

•	changes in the production of crude oil, particularly by OPEC members and other key producers, which impact the need for tanker capacity;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

•	environmental concerns and regulations;

•	weather; and

•	competition from alternative sources of energy.
The factors that influence the supply of tanker capacity include:
•	the number of newbuilding deliveries;

•	restrictions on vessels from entering into certain trades based upon their age, safety or other factors;

•	the scrapping rate of older vessels; and

•	the number of vessels that are out of service.
An over supply of new vessels may adversely affect charter rates and vessel values
     If the number of new ships delivered exceeds the number of tankers being scrapped and lost, tanker capacity will increase. In addition, according to Clarkson Research Studies Ltd. in a report published at the end of 2007, the total newbuilding order book for vessels with capacity of 20,000 dwt or more scheduled to enter the fleet through 2010 currently equals 29% of the existing fleet and we cannot assure you that the order book will not increase further in proportion to the existing fleet. If the supply of tanker capacity increases and the demand for tanker capacity does not increase correspondingly, charter rates could materially decline and the value of our Vessels could be adversely affected.
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
     Stena, Concordia and Fram were not eligible to sell the remaining shares that they held after our initial public offering until their lock-up agreements expired on August 1, 2005. We have entered into registration rights agreements with them that entitle them to have all or a portion of their remaining shares registered for sale in the public market following that lock-up period. In addition, these shares became eligible for sale into the public market pursuant to Rule 144 under the Securities Act on November 10, 2005. Any sales under Rule 144 would be subject to certain volume and manner of sale limitations prescribed by the Rule.

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

ARLINGTON TANKERS LTD.
By:	/s/ EDWARD TERINO
	Name:	Edward Terino
	Title:	Chief Executive Officer, Chief Financial Officer and President

Date: May 9, 2008

Exhibit
Number	Description of Exhibit(1)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1) Unless otherwise noted, each exhibit is filed herewith.