Form 10-Q
period 2008-06-30
Arlington Tankers Ltd.
filed 2008-08-11
CIK 1305507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☑
THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF AUGUST 8, 2008: Common Stock, par value $0.01 per share: 15,500,000 shares

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
INDEX

Item 1.	Financial Statements
     The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The Company’s condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S. $” or “$” are to United States dollars.
ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,375	$6,274
Short-term investments	—	12,500
Prepaid expenses and accrued income	134	184
Other receivables	908	304

Total current assets	13,417	19,262
NONCURRENT ASSETS:
Vessels, net	321,720	329,330
Deferred debt issuance costs, net	598	717

TOTAL ASSETS	$335,735	$349,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$1,063	$451
Unearned charter revenue	—	5,693

Total current liabilities	1,063	6,144
NONCURRENT LIABILITIES:
Interest rate swap at fair value	7,283	7,453
Long-term debt	229,500	229,500

TOTAL LIABILITIES	237,846	243,097
SHAREHOLDERS’ EQUITY:
Founder shares, $1.00 par value per share, 12,000 authorized, none issued or outstanding	—	—
Preference shares, $0.01 par value per share, 4,000,000 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 60,000,000 authorized, 15,500,000 shares issued and outstanding	155	155
Additional paid-in capital	97,734	106,734
Accumulated deficit	—	(677)

TOTAL SHAREHOLDERS’ EQUITY	97,889	106,212

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$335,735	$349,309

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Charter revenues	$17,439	$17,775	$34,996	$35,117
OPERATING EXPENSES:
Vessel operating expenses, other	5,179	5,014	10,430	9,965
Depreciation	3,848	3,819	7,610	7,595
Administrative expenses	834	614	1,457	1,142

TOTAL OPERATING EXPENSES	9,861	9,447	19,497	18,702

OPERATING INCOME	7,578	8,328	15,499	16,416
OTHER INCOME (EXPENSE):
Interest income	67	213	197	429
Interest (expense), other	(3,414)	(3,415)	(6,829)	(6,792)
Unrealized gain on interest rate swap	7,284	3,408	170	2,331

OTHER INCOME (EXPENSE), NET	3,937	206	(6,462)	(4,032)

NET INCOME	$11,515	$8,534	$9,037	$12,384

Earnings per common share, basic and diluted	$0.74	$0.55	$0.58	$0.80

Weighted average shares outstanding, basic and diluted	15,500,000	15,500,000	15,500,000	15,500,000
See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balance as of January 1, 2008	$155	$106,734	$(677)	$106,212
Net income	—	—	9,037	9,037
Cash dividends paid	—	(9,000)	(8,360)	(17,360)

Balance at June 30, 2008 (unaudited)	$155	$97,734	$0	$97,889

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	FOR THE SIX MONTHS
	ENDED JUNE 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$9,037	$12,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,610	7,595
Unrealized (gain) on interest rate swap	(170)	(2,331)
Amortization of debt issuance costs	119	118
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Other receivables	(604)	228
Prepaid expenses and accrued income	50	(14)
Accrued expenses and other current liabilities	612	(171)
Unearned charter revenue	(5,693)	—

Net cash provided by operating activities	10,961	17,809

INVESTING ACTIVITIES:
Sale of short-term investments	12,500	19,000
Purchase of short-term investments	—	(18,400)

Net cash provided by investing activities	12,500	600

FINANCING ACTIVITIES:
Dividend payments from retained earnings	(8,360)	(8,724)
Dividend payments from paid in capital	(9,000)	(9,101)

Net cash used by financing activities	(17,360)	(17,825)

Net increase in cash	6,101	584
Cash and cash equivalents, beginning of period	6,274	3,210

Cash and cash equivalents, end of period	$12,375	$3,794

Supplemental Cash Flow Information — Cash paid for interest	$6,651	$6,652
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
     On January 5, 2006, the Company entered into a series of agreements with certain Stena subsidiaries, Stena Bulk, Northern Marine Management Ltd. (“Northern Marine”), and Stena Maritime (the “Stena Parties”), pursuant to which the Company, through wholly owned subsidiaries, purchased from subsidiaries of Stena Maritime two Product tankers known as the Stena Concept and the Stena Contest (the “Additional Vessels”) for a purchase price per Additional Vessel of $46,000,000. In connection with the acquisition of the Additional Vessels, the Company and the Stena Parties also entered into certain related agreements with the Stena Parties and amended certain of its agreements with the Stena Parties related to the Initial Vessels. At the closing of this acquisition, the Company’s subsidiaries that purchased the Additional Vessels and Stena Bulk entered into new time charter party agreements with respect to the Additional Vessels. Under the new time charter parties, which are substantially similar to the time charter parties that the Company’s subsidiaries have entered into for the Initial Vessels, the Company’s subsidiaries that purchased the Additional Vessels time chartered the Additional Vessels to Stena Bulk for an initial period of three years at the fixed daily Basic Hire without any Additional Hire provision. In May 2008, Stena Bulk exercised its option to extend the time charters for an additional 30 months, effective January 5, 2009. As a result, beginning on January 5, 2009, the Company will become eligible to earn Additional Hire on the Stena Concept and Stena Contest and Stena Bulk has two additional one-year charter options following the 30 month extension, at the fixed daily Basic Hire set forth below, but without an Additional Hire provision.
     At the closing of the acquisition of the Additional Vessels, the time charter parties for the Company’s existing Product tankers and Panamax tankers were amended. These amendments modified the charter periods for the Company’s previously-acquired Product tankers and Panamax tankers and provided certain changes to the calculation of Additional Hire under these time charter parties. The amendments to the terms of the charters provided that (1) the five-year fixed term for one of the Product tankers (Stena Consul) and one of the Panamax tankers (Stena Compatriot) were extended to November 2010, followed by three one-year options exercisable by Stena Bulk and (2) the five-year fixed term for one of the Product tankers (Stena Concord) and one of the Panamax tankers (Stena Companion) were reduced so that it expired in November 2008, followed by three one-year options exercisable by Stena Bulk. In May 2008, Stena Bulk exercised the first of its three one-year options for the Stena Concord and the Stena Companion, effective November 11, 2008. The term of the charters for the V-MAX tankers was not amended. The amendments to the Additional Hire provisions provided for certain favorable adjustments to fuel consumption metrics used in the calculation of Additional Hire for the Product tankers and Panamax tankers.
     At the closing of the acquisition of the Additional Vessels, the ship management agreements for the Company’s Initial Vessels were also amended. These amendments included modifications to the provisions relating to drydocking of the Vessels. Specifically, the amendments provided that all drydockings that occur during the term of the ship management agreements are to be at the sole cost and expense of Northern Marine. Under the terms of the amended ship management agreements, the cost of these intermediate and special surveys is covered by a portion of the monthly vessel management fees that the Company pays to Northern Marine. Such portion of the vessel management fees is referred to as the “Drydocking Provision.” Upon redelivery of the Vessels to the Company at the expiration of the ship management agreements, Northern Marine has agreed to return to the Company any Drydocking Provision paid, but not used, from the completion of the last drydocking during the term of the applicable Ship Management Agreement (or if no drydocking occurs during the term of such agreement, from the date of commencement of such agreement), to the date of redelivery. The amount of the Drydocking Provision that may be due to the Company will be paid at the daily rates specified in the applicable ship management agreement. No amounts will be recognized in the Company’s financial statements for the potentially refundable portion of the Drydocking Provision until such time as it has been determined that a subsequent drydocking will occur after redelivery of a Vessel to the Company.
     Based on their filings with the SEC, as of May 7, 2008, Stena and Concordia directly and indirectly owned an aggregate of approximately 18.0% of the Company’s outstanding common shares. As a result of Stena’s purchase of additional common shares in 2007, Stena and Concordia may be considered “interested shareholders” for purposes of the Company’s bye-laws. Stena and Concordia’s ownership interest in the Company can have a significant influence over the Company, including the outcome of shareholder votes and the Company’s ability to conduct future business or modify existing agreements with Stena or Concordia.
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

	Stena Companion			Stena Concord
Period	Basic Hire	Base Operating Costs	Operating Margin	Basic Hire	Base Operating Costs	Operating Margin
Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009 (Option Year 1)(1)	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010 (Option Year 2)	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 3)	19,356	7,706	11,650	17,303	7,103	10,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. In May 2008, the Charterer exercised the first of these one-year options for both vessels. There can be no assurance that the Charterer will exercise any additional options.

     The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for two of the Company’s vessels, the Stena Compatriot and the Stena Consul, with initial charter expiration dates in 2010.

	Stena Compatriot			Stena Consul
Period	Basic Hire	Base Operating Costs	Operating Margin	Basic Hire	Base Operating Costs	Operating Margin
Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 1)(1)	19,356	7,706	11,650	17,303	7,103	10,200
Nov. 11, 2011 — Nov. 10, 2012 (Option Year 2)	19,741	8,091	11,650	17,658	7,458	10,200
Nov. 11, 2012 — Nov. 10, 2013 (Option Year 3)	20,145	8,495	11,650	18,031	7,831	10,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any such option.
     The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for the Company’s two Additional Vessels, the Stena Concept and the Stena Contest.

Period	Basic Hire	Base Operating Costs	Operating Margin
Jan. 5, 2007 — Jan 4, 2008	$20,043	$5,843	$14,200
Jan. 5, 2008 — Jan. 4, 2009	20,335	6,135	14,200
Jan. 5, 2009 — Jan. 4, 2010 (Option Period 1)(1)	17,942	6,442	11,500
Jan. 5, 2010 — Jan. 4, 2011 (Option Period 1)	18,264	6,764	11,500
Jan. 5, 2011 — July 4, 2011 (Option Period 1)	18,603	7,103	11,500
July 5, 2011 — July 4, 2012 (Option Period 2) (2)	21,158	7,458	13,700
July 5, 2012 — July 4, 2013 (Option Period 3)	21,531	7,831	13,700

(1)	In May 2008, the Charterer exercised its option to extend these Charters for an additional 30-month period expiring on July 4, 2011. As a result, the Company will be eligible to earn Additional Hire in addition to Basic Hire during this 30-month period.

(2)	This period is the first for which the Charterer has the option to extend these Charters as a result of exercising the option described in Footnote 1 above. The Company would not be eligible to earn Additional Hire over the term of any extension. There can be no assurance that the Charterer will exercise any such option.

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
     At the time the Company acquired its two V-MAX Vessels, these Vessels were sub-chartered by Concordia to Sun International. The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007. The sub-charter with Sun International relating to the Stena Vision is due to expire within 30 days of September 30, 2008.
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
     The Company has also agreed to pay to Northern Marine an incentive fee for each day a Vessel is on hire in excess of 360 days during any twelve-month period following the date the applicable Vessel was delivered to the Company in an amount equal to the daily Basic Hire for such Vessel. If the Company terminates its ship management agreements with Northern Marine because Northern Marine has failed to perform its obligations under such agreements, Stena has agreed to provide a replacement ship manager to perform the obligations set forth in the ship management agreements on the same terms and for the same fixed amounts payable to Northern Marine.
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
2. ACCOUNTING POLICIES
Basis of accounting and presentation
     The unaudited condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods ended June 30, 2008, are not necessarily indicative of the results for the entire year ending December 31, 2008. The condensed consolidated financial statements include the assets and liabilities, results of operations and cash flows of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Cash and cash equivalents and short-term investments
     The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. The Company considers all demand and time deposits and all highly liquid investments with an original maturity of greater than three months as of the date of purchase to be short-term investments. Cash and cash equivalents of $12.4 million as of June 30, 2008 are pledged as described in Note 8 and are held at a single financial institution with a Standard & Poor’s rating of A-1+. The carrying value of cash and cash equivalents approximates its fair value. The Company had no short-term investments as of June 30, 2008.
Drydocking provisions
     In addition to vessel acquisition, other major expenditures include the monthly funding of the Company’s maintenance program of regularly scheduled intermediate surveys or special surveys necessary to preserve the quality of the Company’s Vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that the Vessels will undergo intermediate surveys 2.5 years after special surveys and that the Vessels will undergo special surveys every five years. In the three months ended June 30, 2008, no vessels completed an intermediate survey or a special survey. Under the terms of the Company’s ship management agreements with Northern Marine, the cost of these intermediate and special surveys is covered by a portion of the vessel management fees that the Company pays to Northern Marine. During the duration of these intermediate and special surveys, the Company will not have the opportunity to earn Additional Hire revenues from profit-sharing arrangements other than for the Stena Vision while it remains on sub-charter to Sun International.
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
Earnings (loss) per share
     Earnings (loss) per share are based on the weighted average number of common shares outstanding for the period presented. For all periods presented, the Company had no potentially dilutive securities outstanding and therefore basic and diluted earnings (loss) per share are the same.
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
          In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is intended to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements with reference to a noncontrolling interest in a subsidiary. Such a noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent entity. SFAS 160 is effective for fiscal years beginning on or after December 15 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.
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
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 will change the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, earnings, and cash flows. The Company will be required to adopt SFAS 161 as of January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.
4. CHARTER REVENUES
     The future revenues that the Company expects to receive under the time charters in effect as of June 30, 2008, are $313.3 million. This estimate represents the Basic Hire under the time charters in effect between the Company and Stena and Concordia that expire in November 2008 with respect to two of the Company’s Vessels, in 2009 with respect to four of the Company’s Vessels and in 2010 with respect to two of the Company’s Vessels. This estimate also includes future revenues that the Company may receive if the Charterers exercise all of their options to extend the charters and forecasted Additional Hire revenue related to Concordia’s sub-charters of the two V-MAX vessels to Sun International and Eiger Shipping. As discussed further in Note 1, the sub-charter relating to the Stena Victory expired on October 20, 2007 and the sub-charter relating to the Stena Vision is due to expire within 30 days of September 30, 2008. Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, the Vessel commenced operating under a new two-year sub-charter agreement with Eiger Shipping. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, the Company expects that Vessel to commence operating under a new two-year sub-charter agreement with Eiger Shipping. During the term of these new sub-charters, the Company will continue to earn guaranteed Basic Hire from Concordia and will also earn Additional Hire under the profit sharing provisions of the Charters. The table below assumes that Additional Hire of approximately $350,000 per Vessel per quarter is paid on the V-MAX Vessels upon commencement of the Eiger Shipping sub-charters, and assumes that the V-MAX Vessels operate for 90 days per quarter.

Minimum Future
Year	Charter Revenue
(In thousands of $)
2008	35,280
2009	68,818
2010	68,062
2011	67,401
2012	53,764
Thereafter	19,954
5. OTHER RECEIVABLES

	June 30,	December 31,
	2008	2007
	(In thousands of $)
Additional hire revenue due from Stena and Concordia	$908	$304

	$908	$304

     As of June 30, 2008 and December 31, 2007 other receivables represent amounts due under the Additional Hire profit share arrangement. These amounts are calculated quarterly in arrears.
6. VESSELS, NET

	June 30,	December 31,
	2008	2007
	(In thousands of $)
Vessels
Cost	$402,426	$402,426
Accumulated depreciation	(80,706)	(73,096)

Net book value at end of period	321,720	329,330
Spare parts	—	—

Vessels, net	$321,720	$329,330

     There have been no drydocking costs capitalized through June 30, 2008.
7. DEFERRED DEBT ISSUANCE COST
     Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in other interest expense. As of June 30, 2008 and December 31, 2007 the balance relates entirely to the Company’s $229.5 million secured credit facility with The Royal Bank of Scotland. Deferred debt issuance cost is comprised of the following amounts.

	June 30,	December 31,
	2008	2007
	(In thousands of $)
Debt arrangement fees	$1,200	$1,200
Accumulated amortization	(602)	(483)

Deferred debt issuance cost	$598	$717

8. DEBT

	June 30,	December 31,
	2008	2007
	(In thousands of $)
Secured credit facility	$229,500	$229,500

Total debt	$229,500	$229,500

     As of June 30, 2008 and December 31, 2007, the Company had $229.5 million in debt outstanding under its facility with The Royal Bank of Scotland plc. In December 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland for a facility of $229.5 million. The term loan agreement is secured by first priority mortgages over each of the eight Vessels, assignment of earnings and insurances and the Company’s rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly-owned subsidiaries and a security interest in certain of the Company’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the Ratio falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the ratio falls below 2.0.
     The term loan agreement provides that if at any time the aggregate fair value of the Company’s Vessels that secure the obligations under the Loan Agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital. At June 30, 2008 and December 31, 2007 the Company was in compliance with the financial covenants of the loan agreement.
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
          As of June 30, 2008 and December 31, 2007 the Company had not designated any derivatives as part of a hedge transaction.
          In December 2005, the Company entered into a $229.5 million secured credit facility with The Royal Bank of Scotland. In conjunction with the credit facility, the Company entered into an interest rate swap to change the characteristics of the interest payments on its secured debt facility from LIBOR to a fixed rate of 5.7325%, or 5.8325% if the Ratio falls below 2.0. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at March 31, 2008 and June 30, 2008 was a liability of $14.6 million and $7.3 million, respectively. The fair value of the swap at December 31, 2007 was a liability of $7.5 million. Accordingly, the Company recorded a non-cash increase in the fair value of the interest rate swap of $7.3 million in current earnings as an unrealized gain in the second quarter of 2008 and the Company recorded a non-cash increase in the fair value of the interest swap of $0.2 million in current earnings as an unrealized gain the six months ended June 30, 2008. The fair market value of the Company’s interest rate swap will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate swap will decrease which will result in an unrealized loss in current earnings. If the implied forward interest rate curve increases, the fair market value of the interest rate swap will increase and result in an unrealized gain in current earnings. If the implied forward interest rate curves increase above the fixed rate of 5.7325%, the fair market value of the swap will increase and result in an unrealized gain on the swap. In either case, changes in the unrealized gain or loss as a result of fluctuations in the fair value of the interest rate swap did not impact the Company’s cash dividend payments.

     The base floating rate of LIBOR plus margin of 75 basis points for the quarters ended June 30, 2008 and 2007 were 3.44% and 6.1%, respectively. For the six months ended June 30, 2008 the Company had approximately $1.4 million of reclassifications to increase interest expense. For the six months ended June 30, 2007 the Company had approximately $434,000 of reclassifications to decrease interest expense. These reclassifications did not impact the Company’s obligations under its credit facility. These amounts represent the net payments made under the swap agreement that represent interest costs paid in excess of the variable interest incurred or interest benefit realized under the interest rate swap agreement. The following table summarizes interest expense incurred under the Company’s credit facility and interest rate swap agreement for the six months ended June 30, 2008 and June 30, 2007, exclusive of amortized deferred debt issuance costs and other interest costs:

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
	(In thousands of $)
Interest related to floating rate debt facility	$5,236	$7,086
Interest cost (benefit) related to swap agreement	1,415	(434)

Total interest incurred under debt facility and interest rate swap	$6,651	$6,652

     Except for the interest rate swap, the Company had no other outstanding derivative instruments as of June 30, 2008 and December 31, 2007.
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
     The Company considers interest rate swaps as level 2 measurements. For level 2 derivatives, Arlington uses inputs other than quoted prices that are observable for the asset or liability. The level 2 derivative positions are valued using standard calculations/models that use as their basis readily observable market parameters. The resulting valuations are validated through a counterparty and third party quotes on a quarterly basis. As discussed in Note 9, the fair value of the swap at June 30, 2008 was a liability of $7.3 million.

11. SHARE CAPITAL
     As of June 30, 2008 and December 31, 2007, the Company’s authorized share capital is comprised of 12,000 founder shares, par value $1.00 per share, which have been authorized but not issued, 60,000,000 common shares, par value $0.01 per share, and 4,000,000 preference shares, par value $0.01 per share. In June 2008, in connection with the Rights Agreement described below, the Company designated 60,000 of such preference shares as “Series A Junior Participating Preference Shares.”
     Effective June 26, 2008, the Board of Directors of the Company declared a dividend of one right (collectively, the “Rights”) to buy one one-thousandth of a Series A Junior Participating Preferred Share for each outstanding common share to shareholders of record at the close of business on July 7, 2008. Initially, the Rights are not exercisable and will be attached to all certificates representing outstanding common shares, and no separate Rights Certificates will be distributed. The Rights will expire at the close of business on June 26, 2018 unless earlier redeemed or exchanged. Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including the right to vote or to receive dividends. The rights are not immediately exercisable. Subject to the terms and conditions of the Rights Agreement entered into by the Company with American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agreement”), the Rights will become exercisable upon the earlier of (1) 10 business days following the later of (a) the first date of a public announcement that a person or group (an “Acquiring Person”) acquires, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding common shares or (b) the first date on which an executive officer of the Company has actual knowledge that an Acquiring Person has become such or (2) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of the outstanding common shares.
     Each right entitles the holder to purchase one one-thousandth of a Series A Junior Preferred Share at an initial purchase price of $95.00 in cash, subject to adjustment. In the event that any person or group becomes an Acquiring Person, unless the event causing the 20% threshold to be crossed is an offer permitted pursuant to the Rights Agreement, each Right not owned by the Acquiring Person will entitle its holder to receive, upon exercise, that number of common shares (or in certain circumstances, cash, property or other securities of the Company), which equals the exercise price of the Right divided by 50% of the current market price (as defined in the Rights Agreement) per common share at the date of the occurrence of the event. In the event that, at any time after any person or group becomes an Acquiring Person, (i) the Company is consolidated with, or merged with and into, another entity and the Company is not the surviving entity of such consolidation or merger (other than a consolidation or merger which follows an offer permitted pursuant to the Rights Agreement) or if the Company is the surviving entity, but its outstanding common shares are changed or exchanged for shares or securities (of any other person) or cash or any other property, or (ii) more than 50% of the Company’s assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth in the Rights Agreement) shall thereafter have the right to receive, upon exercise, that number of common shares of the acquiring company which equals the exercise price of the Right divided by 50% of the current market price of such common shares at the date of the occurrence of the event.
     As of June 30, 2008 and December 31, 2007, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no founder or preference shares issued and outstanding.
12. COMMITMENTS AND CONTINGENCIES

	June 30, 2008	December 31, 2007
	(In thousands of $)
Ship mortgages	$229,500	$229,500
     As of June 30, 2008 and December 31, 2007, ship mortgages represent first mortgages on the eight Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011.
     The minimum future Vessel operating expenses to be paid by the Company under the ship management agreements in effect as of June 30, 2008 that will expire in 2008, 2009, and 2010, and which increase 5% per year on November 9th, and assuming that the charter options will be exercised through 2011, 2012, and 2013 is $102.7 million. Below is a summary by year of the minimum future Vessel operating expenses:

Minimum Future Vessel Operating
Year	Expenses
(In thousands of $)
2008	10,269
2009	21,275
2010	22,339
2011	22,792
2012	17,972
Thereafter	8,024
     The Company has guaranteed the obligations of each of the Vessel Subsidiaries under the charters and ship management agreements described in Note 1.
     The Company has entered into a registration rights agreement with subsidiaries of Stena and Concordia and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of June 30, 2008 no such expenses had been incurred.
          Effective July 12, 2005, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% eligible compensation deferred by employees. All of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the six months ended June 30, 2008 the Company’s matching contribution was $23,382.
13. RELATED PARTY TRANSACTIONS
     As described in Note 1, the Company was formed for the purpose of acquiring the six Initial Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004. In January 2006 the Company acquired the two Additional Vessels from Stena. Prior to their acquisitions, the Vessels were traded in the spot market. The Company has entered into time charters for the eight Vessels with subsidiaries of Stena and Concordia that expire in 2008 with respect to two of the Vessels, in 2009 with respect to four of the Vessels and in 2010 with respect to two of the Vessels. The revenue received from Stena and Concordia for the six months ended June 30, 2008 under these contracts was $35.0 million.
     The Company has also entered into ship management arrangements with a subsidiary of Stena that expire in 2008, 2009, and 2010. The amounts charged by this Stena subsidiary under these agreements for the six months ended June 30, 2008 was $10.4 million.
14. SUBSEQUENT EVENTS
     On July 22, 2008, the Company declared a cash dividend of $8,680,000, or $0.56 per share, and paid that dividend on August 5, 2008 to shareholders of record as of August 1, 2008.
     On August 5, 2008, the Company entered into a definitive Agreement and Plan of Merger and Amalgamation (the “Merger Agreement”) with General Maritime Corporation (“General Maritime”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Galileo Merger Corporation, a wholly-owned subsidiary of Galileo Holding Corporation (“New Parent”), a newly-formed subsidiary of the Company and General Maritime, will merge with and into General Maritime, with General Maritime continuing as the surviving corporation of such merger (the “Merger”), and the Company will amalgamate with Archer Amalgamation Limited, a wholly owned subsidiary of New Parent, with the resulting amalgamated company continuing as the surviving entity (the “Amalgamation”). As a result of the Merger and the Amalgamation: (i) the Company and General Maritime will each become a wholly-owned subsidiary of New Parent, which will be renamed “General Maritime Corporation”; and (ii) the Company’s shareholders will receive 1 share in New Parent for each Company share held, and General Maritime’s shareholders will receive 1.34 shares in New Parent for each General Maritime share held. Upon consummation of the transactions contemplated by the Merger Agreement, including the Merger and the Amalgamation, shareholders of the Company will hold approximately 27% of the outstanding common stock of New Parent and shareholders of General Maritime will hold approximately 73% of the outstanding common stock of New Parent. The Merger Agreement is subject to approval by the respective shareholders of the Company and General Maritime, required regulatory approvals, and certain other conditions. Although the transaction is expected to be completed by the end of the fourth quarter of 2008, there can be no assurance that the transaction will be completed during such timeframe, or at all.

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
     This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to us that are based on beliefs of our management as well as assumptions made by us and information currently available to us, in particular in this “Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations.” When used in this document, words such as “believe,” “intend,” “anticipate,” “estimate,” “project,” “forecast,” “plan,” “potential,” “will,” “may,” “should,” and “expect” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. All statements in this document that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to, such matters as:
•	our ability to consummate our pending combination with General Maritime Corporation;

•	future operating or financial results;

•	future payments of quarterly dividends and the availability of cash for payment of quarterly dividends;

•	statements about future, pending or recent acquisitions, business strategy, areas of possible expansion, and expected capital spending or operating expenses;

•	statements about tanker market trends, including charter rates and factors affecting vessel supply and demand;

•	expectations about future revenues from sub-charters;

•	expectations about the availability of vessels to purchase, the time which it may take to construct new vessels, or vessels’ useful lives; and

•	our ability to repay our secured credit facility at maturity, to obtain additional financing and to obtain replacement charters for our Vessels.
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
     Stena and Concordia continue to be shareholders of the Company and, based on their filings with the SEC, purchased an additional 3.6% of our outstanding common shares in 2007 such that, as of May 7, 2008, they directly and indirectly owned an aggregate of approximately 18.0% of our outstanding common shares. As a result of Stena’s purchase of additional common shares in 2007, Stena and Concordia may be considered “interested shareholders” for purposes of our bye-laws. Please see “Part II. Item 1A. Risk Factors — Company Specific Risk Factors — Stena and Concordia’s ownership interest in our company can have significant influence over our company, including the outcome of shareholder votes and our ability to conduct future business or modify existing agreements with Stena or Concordia.”
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

RECENT DEVELOPMENTS
     On August 5, 2008, we entered into a definitive Agreement and Plan of Merger and Amalgamation (the “Merger Agreement”) with General Maritime Corporation (“General Maritime”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Galileo Merger Corporation, a wholly-owned subsidiary of Galileo Holding Corporation (which we refer to as “New Parent”), a newly-formed subsidiary of us and General Maritime, will merge with and into General Maritime, with General Maritime continuing as the surviving corporation of such merger, and we will amalgamate with Archer Amalgamation Limited, a wholly owned subsidiary of New Parent, with the resulting amalgamated company continuing as the surviving entity. As a result of such merger and amalgamation: (i) we and General Maritime will each become a wholly-owned subsidiary of New Parent, which will be renamed “General Maritime Corporation”; and (ii) our shareholders will receive 1 share in New Parent for each of our common shares held, and General Maritime’s shareholders will receive 1.34 shares in New Parent for each General Maritime share held. Upon consummation of the transactions contemplated by the Merger Agreement, including the merger and the amalgamation, our shareholders will hold approximately 27% of the outstanding common stock of New Parent and shareholders of General Maritime will hold approximately 73% of the outstanding common stock of New Parent. The Merger Agreement is subject to approval by our shareholders and by General Maritime’s shareholders, required regulatory approvals, and certain other conditions. Although the transaction is expected to be completed by the end of the fourth quarter of 2008, there can be no assurance that the transaction will be completed in a timely manner, or at all.
OUR CHARTERS
     Effective November 10, 2004 for the Initial Vessels and January 5, 2006 for the Additional Vessels, we have chartered our Vessels to subsidiaries of Stena and Concordia, who we refer to as the Charterers, under fixed rate charters with initial periods of three, four and five-years.
     At the closing of the purchase of the Additional Vessels, our subsidiaries that purchased the Additional Vessels and Stena Bulk entered into new time charter party agreements with respect to the Additional Vessels. Under the new time charter parties, which are substantially similar to the time charter parties that our subsidiaries have entered into for the Initial Vessels, our subsidiaries that purchased the Additional Vessels time chartered the Additional Vessels to Stena Bulk for an initial period of three years at a fixed daily Basic Hire without any Additional Hire provision. In May 2008, Stena Bulk exercised its option to extend the time charters for both Additional Vessels for an additional 30 months, at the fixed daily Basic Hire. As a result, there will be an Additional Hire provision during the 30-month period. Furthermore, as a result of Stena Bulk exercising the 30-month option, there are two additional one-year options, exercisable by Stena Bulk, at the fixed daily Basic Hire set forth below, but without an Additional Hire provision.
     At the closing of the acquisition of the Additional Vessels, we also amended the time charter parties for our four previously acquired Product tankers and Panamax tankers. These amendments modified the charter periods for these four Vessels and made changes to the calculation of Additional Hire under these time charter parties. The amendments to the terms of the charters provided that (1) the initial five-year fixed term for one of the Product tankers (Stena Consul) and one of the Panamax tankers (Stena Compatriot) was extended to November 2010, followed by three one-year options exercisable by Stena Bulk and (2) the initial five-year fixed term for one of the Product tankers (Stena Concord) and one of the Panamax tankers (Stena Companion) was reduced so that it expired in November 2008, followed by three one-year options exercisable by Stena Bulk. In May 2008, Stena Bulk exercised the first of its three one-year options for the Stena Concord and the Stena Companion, effective November 11, 2008. The term of the charters for the V-MAX tankers was not amended. The amendments to the Additional Hire provisions provided for certain favorable adjustments to fuel consumption metrics used in the calculation of Additional Hire for the Product tankers and Panamax tankers.
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

	Stena Companion			Stena Concord
Period	Basic Hire	Base Operating Costs	Operating Margin	Basic Hire	Base Operating Costs	Operating Margin
Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009 (Option Year 1)(1)	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010 (Option Year 2)	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 3)	19,356	7,706	11,650	17,303	7,103	10,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. In May 2008, the Charterer exercised the first of these one-year options for both vessels. There can be no assurance that the Charterer will exercise any additional options.

     The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for two of our vessels, the Stena Compatriot and the Stena Consul, with initial charter expiration dates in 2010.

	Stena Compatriot			Stena Consul
Period	Basic Hire	Base Operating Costs	Operating Margin	Basic Hire	Base Operating Costs	Operating Margin
Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 1)(1)	19,356	7,706	11,650	17,303	7,103	10,200
Nov. 11, 2011 — Nov. 10, 2012 (Option Year 2)	19,741	8,091	11,650	17,658	7,458	10,200
Nov. 11, 2012 — Nov. 10, 2013 (Option Year 3)	20,145	8,495	11,650	18,031	7,831	10,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any such option.
     The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for our two Additional Vessels, the Stena Concept and the Stena Contest.

Period	Basic Hire	Base Operating Costs	Operating Margin
Jan. 5, 2007 — Jan 4, 2008	$20,043	$5,843	$14,200
Jan. 5, 2008 — Jan. 4, 2009	20,335	6,135	14,200
Jan. 5, 2009 — Jan. 4, 2010 (Option Period 1)(1)	17,942	6,442	11,500
Jan. 5, 2010 — Jan. 4, 2011 (Option Period 1)	18,264	6,764	11,500
Jan. 5, 2011 — July 4, 2011 (Option Period 1)	18,603	7,103	11,500
July 5, 2011 — July 4, 2012 (Option Period 2) (2)	21,158	7,458	13,700
July 5, 2012 — July 4, 2013 (Option Period 3)	21,531	7,831	13,700

(1)	In May 2008, the Charterer exercised its option to extend these Charters for an additional 30-month period expiring on July 4, 2011. As a result, we will be eligible to earn Additional Hire in addition to Basic Hire during this 30-month period.

(2)	This period is the first for which the Charterer has the option to extend these Charters as a result of exercising the option described in Footnote 1 above. We would not be eligible to earn Additional Hire over the term of any extension. There can be no assurance that the Charterer will exercise any such option.

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
     The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007. The sub-charter with Sun International relating to the Stena Vision is due to expire within 30 days of September 30, 2008.
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
     At the closing of the acquisition of the Additional Vessels, the ship management agreements for our Initial Vessels were amended. These amendments included modifications to the provisions relating to drydocking of the Vessels. Specifically, the amendments provided that all drydockings that occur during the term of the ship management agreements are to be at the sole cost and expense of Northern Marine. Under the terms of the amended ship management agreements, the cost of these intermediate and special surveys is covered by a portion of the monthly vessel management fees that we pay to Northern Marine. We refer to such portion of the vessel management fees as the “Drydocking Provision.” Upon redelivery of the Vessels to us at the expiration of the ship management agreements, Northern Marine has agreed to return to us any Drydocking Provision paid, but not used, from the completion of the last drydocking during the term of the applicable Ship Management Agreement (or if no drydocking occurs during the term of such agreement, from the date of commencement of such agreement), to the date of redelivery. The amount of the Drydocking Provision that may be paid to us will be paid at the daily rates specified in the applicable ship management agreement.
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
     There are restrictions that limit our ability to declare dividends, including those established under Bermuda law and under our existing secured term loan agreement. The terms of any future indebtedness we may enter into, including indebtedness that refinances our existing secured credit facility, may have stricter restrictions on our ability to pay dividends. Furthermore, higher interest rates or different repayment terms of future indebtedness, such as principal amortization requirements, may reduce the amount of cash that we would have available to pay future dividends. In addition to the discussion below, please see “Part II. Item 1A. Risk Factors — Company Specific Risk Factors — We cannot assure you that we will pay any dividends,” “— If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders” and “—We may not be able to re-charter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”
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
     The table below sets forth amounts that would be available to us for the payment of dividends for each of the fiscal years set forth below assuming that:
•	we do not complete our pending combination with General Maritime;

•	the Basic Hire is paid on all of our Vessels, all of our Vessels are on hire for 360 days per fiscal year and the options to extend the charters are exercised by the Charterers;

•	no Additional Hire is paid on our two Panamax Tankers or our two Product Tankers that are currently eligible to earn Additional Hire other than the $524,000 earned in the first six months of 2008;

•	the Additional Hire continues to be paid in connection with the sub-charter of the Stena Vision to Sun International, which is expected to expire within 30 days of September 30, 2008;

•	Additional Hire of approximately $350,000 per Vessel per quarter is paid on the V-MAX Vessels in connection with the Eiger Shipping sub-charters, assuming that the V-MAX Vessels operate for 90 days per quarter (the Eiger Shipping sub-charger for the Stena Victory commenced on October 20, 2007 and the Eiger Shipping sub-charter for the Stena Vision is expected to commence within 30 days of September 30, 2008);

•	the V-MAX Vessels are returned on the notional termination dates of the sub-charter within the 60-day delivery window;

•	we have no cash expenses or liabilities other than the ship management agreements, our current directors’ fees, the current salaries and benefits of our employees, currently anticipated administrative and other expenses and interest under our secured credit facility;

•	we pay no U.S. federal income taxes and minimal U.S. and state payroll taxes;

•	we have no requirement to fund any required capital expenditures with respect to our Vessels;

•	we do not suffer the loss or constructive loss of any of our Vessels;

•	no material cash reserves or requirements are established by the actions of our Board of Directors or management;

•	we remain in compliance with our secured credit facility which requires, among other things, that the fair market value of our Vessels exceeds 140% of our borrowings under the facility (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order to pay dividends; and

•	we do not issue any additional common shares or other securities or borrow any additional funds.
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
We cannot assure you that our dividends will in fact be equal to the amounts set forth below. The amount of future dividends set forth in the table below represents only an estimate of future dividends based on the list of assumptions set forth above. The amount of future dividends, if any, could be affected by various factors, including whether or not our pending combination with General Maritime is completed, the loss of a Vessel, required capital expenditures, cash reserves established by our Board of Directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings, more restrictive debt covenants, higher interest rates, principal amortization requirements or future issuances of securities, many of which will be beyond our control. As a result, the amount of dividends actually paid may vary from the amounts currently estimated and such variations may be material. There can be no assurance that any dividends will be paid. See “Part II. Item 1A. — Risk Factors — Company Specific Risk Factors — We cannot assure you that we will pay any dividends,” “— If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders” and “—We may not be able to re-charter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”
     The following table sets forth:
•	the amount of cash that was available for dividends in the fiscal year ended December 31, 2007; and

•	based on the assumptions and the other matters in the preceding paragraphs, our estimate of the amount of cash likely to be available for dividends for each of the 2008, 2009, and 2010 fiscal years.

	2007	2008	2009	2010
	(In millions of dollars, except
	per share amounts)
Basic Hire(1)	$65.9	$66.3	$65.3	$66.4
V-MAX Additional Hire — Sun International sub-charters(2)	2.0	0.7	—	—
V-MAX Additional Hire — Eiger Shipping sub-charters(3)	.3	1.9	2.6	1.1
Additional Hire — Panamax and Product tankers(4)	2.0	.5	—	—
Vessel operating expenses	(20.0)	(20.3)	(21.2)	(22.3)
Cash administrative expenses(5)	(2.2)	(4.8)	(2.5)	(2.5)
Drawdown of cash reserves(6)	—	2.4	—	—
Cash interest costs(7)	(12.0)	(12.3)	(13.3)	(13.3)

Cash available for dividends	36.1	34.4	30.9	29.4

Estimated dividends per share(8)	$2.32	$2.22	$1.99	$1.90

(1)	Basic Hire revenues for 2008, 2009 and 2010 assume that all options available under the charter contracts are exercised by the Charterer. Basic Hire reflected in the above table includes $5.6 million of revenue in 2009, and $42.7 million of revenues in 2010 arising from such option exercises.

(2)	The sub-charter with Sun International for the Stena Victory expired on October 20, 2007. The Additional Hire revenue associated with the ongoing sub-charter of the Stena Vision to Sun International is guaranteed, meaning that we will be paid the Additional Hire revenue by Concordia whether the V-MAX tanker is in service or not in service, during the term of the sub-charter. The sub-charter with Sun International for the Stena Vision is due to expire within 30 days of September 30, 2008. Our estimate above reflects guaranteed V-MAX Additional Hire revenue from Sun International sub-charter through September 30, 2008.

(3)	Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, that Vessel commenced operating under a new sub-charter agreement with Eiger Shipping. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International, we expect that Vessel to commence operating under a new sub-charter agreement with Eiger Shipping. During the term of these new sub-charters, we will continue to earn guaranteed Basic Hire from Concordia and we will also earn Additional Hire under the profit sharing provisions of the Charters. Additional Hire for the V-MAX tankers under the new sub-charters will be based on a fixed time charter hire payable by Eiger Shipping to Concordia under the sub-charters and the Additional Hire is not exposed to fluctuations in spot market rates. Additional Hire revenues under these sub-charters are not guaranteed, meaning that we will earn Additional Hire only if the Vessel is in service. The sub-charter for Eiger Shipping related to the Stena Victory commenced on October 20, 2007. Our estimated cash available for dividends includes our estimated Additional Hire for the Stena Victory, based on the October 20, 2007 commencement date. Our estimated cash available for dividends includes our estimated Additional Hire for the Stena Vision, assuming that the Eiger Shipping sub-charter for that Vessel begins on October 1, 2008. While the V-MAX Vessels are sub-chartered to Eiger Shipping, the profit sharing provisions in the Concordia charters are expected to result in Additional Hire revenue of approximately $350,000 per Vessel per quarter, based on the time charter rates under the sub-charters and assuming the Vessels operate 90 days per quarter, in addition to the guaranteed Basic Hire.

(4)	Reflects Additional Hire revenues actually earned in 2007 and in the six months ended June 30, 2008 by our two Panamax tankers and our two Product tankers that are currently eligible to earn Additional Hire. No estimates have been made for the remainder of 2008, or for 2009 and 2010, as these Additional Hire revenues are not determinable due to volatility and unpredictability of various factors, including spot market rates which are used to compute Additional Hire revenues.

(5)	General and administrative expenses for 2008 include $56,000 for executive bonuses. General and administrative expenses for 2009 and 2010 do not include any cost for executive bonuses, which are primarily performance based. General and administrative expenses for 2008 include $2.4 million in costs that we expect to incur if our pending combination with General Maritime is not completed.

(6)	The drawdown of previously established cash reserves is subject to the review and approval of our Board of Directors.

(7)	As a result of the potential drawdown of cash reserves described in footnote 6, cash interest expense in 2009 and 2010 would be approximately $13.3 million ($229.5 million at 5.7325%).

(8)	Based on 15,500,000 issued and outstanding common shares.
     In January 2008, we declared a dividend of $0.56 per share, and paid that dividend on February 12, 2008 to shareholders of record as of February 8, 2008. The January 2008 dividend was based on our operating results for the fourth quarter ended December 31, 2007. In that period, we earned Additional Hire of $900,000, including Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $300,000 on our two Product tankers and our two Panamax tankers that are currently eligible to earn Additional Hire. In April 2008, we declared a dividend of $0.56 per share and paid that dividend on May 6, 2008 to shareholders of record as of May 2, 2008. The April 2008 dividend was based on our operating results for the first quarter ended March 31, 2008. In that period, we earned Additional Hire of $800,000, including Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $200,000 on our two Product tankers and our two Panamax tankers that are currently eligible to earn Additional Hire. In July 2008, we declared a dividend of $0.56 per share and paid that dividend on August 5, 2008 to shareholders of record as of August 1, 2008. The July 2008 dividend was based on our operating results for the second quarter ended June 30, 2008. In that period, we earned Additional Hire of $900,000, including Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $300,000 on our two Product tankers and our two Panamax tankers that are currently eligible to earn Additional Hire.
     In January 2007, we declared a dividend of $0.57 per share, and paid that dividend on February 12, 2007 to shareholders of record as of February 9, 2007. The January 2007 dividend was based on our operating results for the fourth quarter ended December 31, 2006. In that period, we earned Additional Hire of $1.0 million, including Additional Hire on our V-MAX vessels of $600,000 and Additional Hire of $400,000 on our Product and Panamax tankers. In April 2007, we declared a dividend of $0.58 per share, and paid that dividend on May 7, 2007 to shareholders of record as of May 4, 2007. The April 2007 dividend was based on our operating results for the first quarter ended March 31, 2007. In that period, we earned Additional Hire of $1.1 million, including Additional Hire on our V-MAX vessels of $539,000 and Additional Hire of $514,000 on our two Product tankers and our two Panamax tankers that are currently eligible to earn Additional Hire. In July 2007, we declared a dividend of $0.59 per share, and paid that dividend on August 6, 2007 to shareholders of record as of August 3, 2007. The July 2007 dividend was based on our operating results for the second quarter ended June 30, 2007. In that period, we earned Additional Hire of $1.3 million, including Additional Hire on our V-MAX vessels of $545,000 and Additional Hire of $751,000 on our two Product tankers and our two Panamax tankers that are currently eligible to earn Additional Hire. In October 2007, we declared a dividend of $0.59 per share, and paid that dividend on November 6, 2007 to shareholders of record as of November 2, 2007. The October 2007 dividend was based on our operating results for the third quarter ended September 30, 2007. In that period, we earned Additional Hire of $1.0 million, including Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $400,000 on our two Product tankers and our two Panamax tankers that are currently eligible to earn Additional Hire.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Total operating revenues
     Total operating revenues were $17.4 million for the three months ended June 30, 2008 compared to $17.8 million for the three months ended June 30, 2007. Revenues for the three months ended June 30, 2008 consisted of $16.5 million of Basic Hire and approximately $900,000 of Additional Hire. During the three months ended June 30, 2008, the Charterers operated our two Product tankers that are currently eligible to earn Additional Hire in the spot market. During that same period, our two Panamax tankers, both of which are eligible to earn Additional Hire, were operated on time charters at a rate of $27,000 per day. These operations resulted in payment to us of approximately $300,000 of Additional Hire. In addition, the two V-MAX tankers generated approximately $600,000 of Additional Hire during that quarter.
     We expect that total operating revenues for 2008, including anticipated Additional Hire revenues from our V-MAX tankers in 2008, and June 2008 year-to-date Additional Hire revenues from our profit sharing arrangements for the two Product and two Panamax tankers, will be approximately $69.5 million.
     The Vessels had 7.5 days and 0 days, respectively, off-hire during the three months ended June 30, 2008 and 2007.
     Total vessel operating expenses
     Total vessel operating expenses were $5.2 million for the three months ended June 30, 2008 compared to $5.0 million for the three months ended June 30, 2007. The increase in vessel operating expenses reflects the increase in the vessel management fees under the vessel management agreements with Northern Marine. We expect vessel operating expenses in 2008 to be approximately $20.3 million principally due to the annual increases in vessel management fees to Northern Marine.
     Depreciation
     Depreciation was $3.8 million for the three months ended June 30, 2008 and 2007. We estimate that depreciation in 2008 will be approximately $15.6 million.
     Administrative expenses
     Administrative expenses were $834,000 for the three months ended June 30, 2008 compared to $614,000 for the three months ended June 30, 2007. The administrative expenses in the second quarter of 2008 were higher than in the second quarter of 2007, primarily as a result of costs associated with our strategic alternatives analysis process, which resulted in our entering into the Merger Agreement with General Maritime. We estimate that administrative expenses for 2008 will be approximately $4.8 million. This estimate includes $2.4 million of advisory and legal fees related to our pending combination with General Maritime.
     Net Other Income
     Net other income represents interest income and other financial items, net of interest expense. Net other income was $3.9 million for the three months ended June 30, 2008, compared to $200,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, net other income includes $7.3 million of unrealized gain on our interest rate swap and $67,000 of interest income offset by $3.4 million in interest expense related to our credit facility with The Royal Bank of Scotland, which matures in January 2011. Net other income of $200,000 for the three months ended June 30, 2007 reflects an unrealized gain of $3.4 million on our interest rate swap and interest income of $213,000 offset by interest expense of $3.4 million on our credit facility with The Royal Bank of Scotland.
     With respect to our $229.5 million term loan credit facility, by entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at 5.7325% (5.8325% if the ratio of the value of our Vessels to the amount outstanding under the loan facility falls below 2.0) for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133. Accordingly, changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at June 30, 2008 was a liability of $7.3 million. The fair value of the swap at March 31, 2008 was a liability of $14.6 million. Accordingly, we recorded a non-cash increase in the fair value of the interest rate swap of $7.3 million in current earnings as an unrealized gain in the second quarter of 2008. In the second quarter of 2007, we recorded a non-cash increase in the fair value of the interest rate swap of $3.4 million in current earnings as an unrealized gain.
     Based upon the effectively fixed interest rate under the terms of the swap agreement, we estimate that interest expense under the $229.5 million secured credit facility with The Royal Bank of Scotland plc, which matures in January 2011, will be approximately $13.2 million per year.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Total operating revenues
     Total operating revenues were $35.0 million for the six months ended June 30, 2008 compared to $35.1 million for the six months ended June 30, 2007. Revenues for the six months ended June 30, 2008 consisted of $33.2 million in Basic Hire and $1.7 million in Additional Hire. During the six months ended June 30, 2008, the Charterers operated our two Product tankers that are currently eligible to earn Additional Hire in the spot market. Beginning in January 2008, the Charterers operated our two Panamax tankers pursuant to time charters at a rate of $27,000 per day. This resulted in payment to us of $500,000 of Additional Hire. In addition, the two V-MAX tankers generated $1.2 million of Additional Hire for the six months ended June 30, 2008.
     The Vessels had 7.8 days and .3 days, respectively, off-hire during the six months ended June 30, 2008 and 2007.
     Total vessel operating expenses
     Total vessel operating expenses were $10.4 million for the six months ended June 30, 2008 compared to $10.0 million for the six months ended June 30, 2007. Vessel operating expenses for the six months ended June 30, 2008 were higher than the same period in 2007 reflecting the annual increase in daily vessel management fees under our ship management agreements.
     Depreciation
     Depreciation was $7.6 million for the six months ended June 30, 2008 and 2007.
     Administrative expenses
     Administrative expenses were $1.5 million for the six months ended June 30, 2008 compared to $1.1 million for the six months ended June 30, 2007. The increase in administrative expenses reflects higher costs in the first six months of 2008 associated with our strategic alternatives analysis.
     Net Other Expenses
     Net other expenses represent interest expense, net of interest income and other financial items. Net other expenses were $6.5 million for the six months ended June 30, 2008, compared to $4.0 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, net other expenses include $6.8 million in interest expense related to our credit facility with The Royal Bank of Scotland, partially offset by an unrealized gain of $170,000 on our interest rate swap and $200,000 of interest income. Net other expenses for the six months ended June 30, 2007 include $6.8 million in interest expense related to our credit facility with The Royal Bank of Scotland, plc., partially offset by an unrealized gain of $2.3 million on our interest rate swap of $2.3 million and $429,000 of interest income.
     The fair value of the swap at June 30, 2008 was a liability of $7.3 million. The fair value of the swap at December 31, 2007 was a liability of $7.5 million. Accordingly, we recorded a non-cash decrease in the fair value of the interest rate swap of $170,000 in current earnings as an unrealized gain for the six months ended June 30, 2008. For the six months ended June 30, 2007, we recorded a non-cash increase in the fair value of the interest rate swap of $2.3 million in current earnings as an unrealized gain.

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
     We had outstanding long term debt of $229.5 million as of June 30, 2008 and December 31, 2007. This amount reflects outstanding borrowings under our secured credit facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year.
     We anticipate that we will seek to refinance our secured credit facility at or prior to its maturity. There can be no assurance that we will be able to do so on acceptable terms. Interest rates may be higher than current rates at the time we seek to refinance our secured credit facility and the prevailing market terms for loans such as the type we would need to refinance our secured credit may require periodic payments to amortize the outstanding principal. Such higher rates, principal amortization requirements or other terms could prevent our ability to complete a refinancing or could adversely impact our future results, including the amount of cash available for future dividends. Please see “Part II. Item 1A. Risk Factors — Company Specific Risk Factors — We cannot assure you that we will pay any dividends,” “— If we cannot refinance our secured credit facility, or in the event of a default under the facility, we may have to sell our Vessels, which may leave no additional funds for distributions to shareholders” and “— We may not be able to recharter our Vessels profitably after they expire, unless they are extended at the option of the Charterers.”
     As of June 30, 2008, we had cash and cash equivalents of $12.4 million. Net cash provided by operating activities for the three months ended June 30, 2008 was $11.0 million.
     Net cash provided by investing activities for the three months ended June 30, 2008 was 12.5 million. This amount relates to the sale of $12.5 million in marketable securities during the six months ended June 30, 2008 with original maturities greater than 90 days. We did not purchase any marketable securities during the first six months of 2008.
     Net cash used in financing activities for the three months ended June 30, 2008 was $17.4 million, which consisted solely of dividend payments made in February and May 2008.
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
     At June 30, 2008 and December 31, 2007, we had $229.5 million outstanding under our debt facility. The borrowings under our debt facility bear interest at LIBOR (reset quarterly) plus a margin of 0.75%, or 0.85% if the Ratio falls below 2.0. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 5.7325% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured credit facility. The fair value of the interest rate swap agreement as of June 30, 2008 was a liability of $7.3 million. The fair value of the interest rate swap agreement as of December 31, 2007 was a liability of $7.5 million.
Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Company Specific Risk Factors
     We cannot assure you that we will pay any dividends
     Subject to the completion of our pending combination with General Maritime, we currently intend to pay dividends on a quarterly basis in amounts determined by our Board of Directors. We believe our dividends will be substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our Board of Directors. Such expenses consist primarily of fees under our ship management agreements, directors’ fees, salaries and benefits of our employees, payment of interest under our secured credit facility, and other administrative costs and other expenses. There can be no assurance that we will not have other cash expenses, including extraordinary expenses, which could include the costs of claims and related litigation expenses. There can be no assurance that we will not have additional expenses or liabilities, that the amounts currently anticipated for the items set forth above will not increase, that we will not have to fund any required capital expenditures for our Vessels or that our Board of Directors will not determine to establish additional cash reserves or change our dividend policy. Other than the fees under our ship management agreements, none of our fees or expenses is fixed.
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
We may not be able to re-charter our Vessels profitably after their Charters expire, unless they are extended at the option of the Charterers
     Two of our Charters have initial expiration dates in 2008, four have initial expiration dates in 2009 and two have initial expiration dates in 2010. The Charterers have options to extend the terms of the Charters for each of our Vessels. In May 2008, the options for four of our Vessels were exercised. The Charterers have the sole discretion as to exercising their options. Notice that the Charterer is exercising its option to extend the term of a Charter is required to be delivered no later than six months prior to the expiration of the charter period in effect at that time. We cannot predict whether the Charterers will exercise any additional extension options under one or more of the Charters. The Charterers do not owe any fiduciary or other duty to us or our shareholders in deciding whether to exercise their extension options, and the Charterers’ decision may be contrary to our interests or those of our shareholders.
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
Stena and Concordia’s ownership interest in our company can have significant influence over the Company, including the outcome of shareholder votes and our ability to conduct future business or modify existing agreements with Stena or Concordia
Based on their filings with the SEC, as of May 7, 2008, Stena and Concordia directly and indirectly owned an aggregate of approximately 18.0% of our outstanding common shares. As a result of their share ownership and for so long as either Stena or Concordia directly or indirectly owns a significant percentage of our outstanding common shares, Stena and Concordia are able to influence us, including the outcome of any shareholder vote, such as the election of directors. In addition, as a result of Stena’s purchase of additional common shares in 2007, Stena and Concordia may be considered “interested shareholders” for purposes of our bye-laws. Under our “interested shareholder” bye-law, in addition to any other approval that may be required by applicable law, any “business combination” with an interested shareholder within a period of three years after the date of the transaction in which the person became an interested shareholder must be approved by our board and authorized at an annual or special general meeting by the affirmative vote of at least 66 2/3% of our issued and outstanding voting shares that are not owned by the interested shareholder, unless:
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
     Our combination with General Maritime may not be completed
     In June 2008, we announced that we were engaged in a process to review and evaluate strategic alternatives to enhance shareholder value. As a result of that process, on August 5, 2008, we entered into the Merger Agreement with General Maritime. Pursuant to the Merger Agreement our business and the business of General Maritime will be combined. Upon consummation of the transactions contemplated by the Merger Agreement, our shareholders will hold approximately 27% of the outstanding common stock of the combined company and shareholders of General Maritime will hold approximately 73% of the outstanding common stock of the combined company. The Merger Agreement is subject to approval by our shareholders and by General Maritime’s shareholders, required regulatory approvals, and certain other conditions. There can be no assurance that the transaction will be completed in a timely manner, or at all. In addition, even if the transaction is completed, there can be no assurance that it will ultimately prove to be beneficial to our shareholders.
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
Our shareholder rights plan could prevent a change in control of us in instances in which some shareholders may believe a change in control is in their best interests
     Under the rights agreement that establishes our shareholder rights plan, we issued to each of our shareholders one preferred share purchase right for each outstanding common share. Each right, when exercisable, will entitle its holder to purchase from us one one-thousandth of a Series A Junior Participating Preferred Share at a purchase price of $95 in cash, subject to adjustment. Our shareholder rights plan is intended to protect shareholders in the event of an unfair or coercive offer to acquire us and to provide our Board of Directors with adequate time to evaluate unsolicited offers. We also believe that our shareholder rights plan will allow us to proceed with our strategic alternatives analysis in an orderly manner. The rights plan may have anti-takeover effects. The rights plan will cause substantial dilution to a person or group that attempts to acquire us on terms that our Board of Directors does not believe are in our best interests and those of our shareholders and may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable.

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
     Our Vessels are operated under time charters with the Charterers. We receive a fixed minimum daily base charter rate and may receive Additional Hire under the Charters. Additional Hire is not guaranteed under our Charters. Additional Hire, if any, is paid quarterly in arrears. The amount of Additional Hire is subject to variation depending on the charterhire received by the Charterers under time charters, spot charters and on general tanker market conditions. The amount of Additional Hire that we may earn is based on a formula of notional voyages and expenses on routes that we agreed to with the Charterers. The payment of Additional Hire, if any, has no correlation to our potential future time charter equivalent earnings. If a Vessel is off-hire, that Vessel is not eligible to earn Additional Hire during the off-hire period. We cannot assure you that we will receive Additional Hire for any quarter, except during the remaining term of the Sun International sub-charter for the Stena Vision which is due to expire within 30 days of September, 2008.
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
     The following matters were submitted to a vote of our shareholders at our 2008 Annual General Meeting of Shareholders held on July 17, 2008 and approved by the requisite vote of our shareholders as follows:
          Proposal I:      Election of Stephen O. Jaeger as a Class III Director
The appointment of Stephen O. Jaeger as a Class III Director was approved for a three-year term, expiring at the 2011 Annual General Meeting.

FOR	AGAINST	ABSTAIN	TOTAL
13,508,669	45,941	74,138	13,628,748

Proposal II:	Appointment of MSPC Certified Public Accountants and Advisors, a Professional Corporation (“MSPC”), as our independent registered public accounting firm for the fiscal year ending December 31, 2008
Based on the recommendation of the Audit Committee, MSPC was appointed to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

FOR	AGAINST	ABSTAIN	TOTAL
13,524,255	27,164	77,329	13,628,748

Item 5.	Other Information.
     Not applicable.

Item 6.	Exhibits.
(A) Exhibits:

Exhibit
Number	Description of Exhibit(1)

2.1	Agreement and Plan of Merger and Amalgamation, by and among Arlington Tankers Ltd., Galileo Holding Corporation, Archer Amalgamation Limited, Galileo Merger Corporation and General Maritime Corporation, dated as of August 5, 2008. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2008 (File No. 001-32343)).

3.1	Bye-laws. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-K, filed on August 8, 2008 (File No. 001-32343)).

4.1	Amendment to Rights Agreement, dated as of August 5, 2008, by and between Arlington Tankers Ltd. and American Stock Transfer & Trust Company, LLC. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2008 (File No. 001-32343)).

Exhibit
Number	Description of Exhibit(1)

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Unless otherwise noted, each exhibit is filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARLINGTON TANKERS LTD.
By:	/s/ EDWARD TERINO
	Name:	Edward Terino
	Title:	Chief Executive Officer, Chief Financial Officer and President

Date: August 11, 2008

Exhibit
Number	Description of Exhibit(1)

2.1	Agreement and Plan of Merger and Amalgamation, by and among Arlington Tankers Ltd., Galileo Holding Corporation, Archer Amalgamation Limited, Galileo Merger Corporation and General Maritime Corporation, dated as of August 5, 2008. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2008 (File No. 001-32343)).

3.1	Bye-laws. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-K, filed on August 8, 2008 (File No. 001-32343)).

4.1	Amendment to Rights Agreement, dated as of August 5, 2008, by and between Arlington Tankers Ltd. and American Stock Transfer & Trust Company, LLC. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on August 6, 2008 (File No. 001-32343)).

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Unless otherwise noted, each exhibit is filed herewith.