Form 10-K/A
period 2007-12-31
Arlington Tankers Ltd.
filed 2008-10-10
CIK 1305507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007, as originally filed with the SEC on March 14, 2008, for the purpose of revising Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in response to a comment letter from the SEC. This Amendment No. 1 does not reflect the restatement of any previously reported financial statements or, except as noted above, change any other disclosures.
     This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2007 and the Registrant has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Registrant’s filings made with the SEC subsequent to the filing of the original Form 10-K on March 14, 2008.

PART I

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

We review long-lived assets used in our business on an annual basis for impairment, or whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. We assess recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. We estimate fair value based on sales price negotiations, active markets, if available, and projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value using these methods is subject to numerous uncertainties which require our significant judgment when making assumptions of revenues, operating costs, selling and administrative expenses, interest rates and general economic business conditions, among other factors.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) List of Exhibits.

The list of Exhibits filed as a part of this annual report on Form 10-K are set forth on the Exhibit Index immediately preceding such Exhibits, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 10, 2008.

ARLINGTON TANKERS LTD.

By:	/s/ Edward Terino
Name:     Edward Terino

Title:	President, Chief Executive Officer, and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1(1)	Memorandum of Association
3.2(1)	Bye-laws
4.1(1)	Form of Common Share Certificate
4.2(1)	Registration Rights Agreement
10.1(1)	US $135,000,000 Secured Loan Facility Agreement
10.2.1(1)	Memorandum of Agreement for sale of Stena Companion
10.2.2(1)	Memorandum of Agreement for sale of Stena Compatriot
10.2.3(1)	Memorandum of Agreement for sale of Stena Concord
10.2.4(1)	Memorandum of Agreement for sale of Stena Consul
10.2.5(1)	Memorandum of Agreement for sale of Stena Victory
10.2.6(1)	Memorandum of Agreement for sale of Stena Vision
10.2.7(5)	Memorandum of Agreement for sale of Stena Concept
10.2.8(5)	Memorandum of Agreement for sale of Stena Contest
10.3.1(1)	Time Charter Party for Stena Companion
10.3.2(2)	Amendment No. 1 to Time Charter Party for Stena Companion
10.3.3(5)	Amendment No. 2 to Time Charter Party for Stena Companion
10.3.4(1)	Time Charter Party for Stena Compatriot
10.3.5(2)	Amendment No. 1 to Time Charter Party for Stena Compatriot
10.3.6(6)	Amendment No. 2 to Time Charter Party for Stena Compatriot
10.3.7(1)	Time Charter Party for Stena Concord
10.3.8(2)	Amendment No. 1 to Time Charter Party for Stena Concord
10.3.9(6)	Amendment No. 2 to Time Charter Party for Stena Concord
10.3.10(1)	Time Charter Party for Stena Consul
10.3.11(2)	Amendment No. 1 to Time Charter Party for Stena Consul
10.3.12(6)	Amendment No. 2 to Time Charter Party for Stena Consul
10.3.13(1)	Time Charter Party for Stena Victory
10.3.14(2)	Amendment No. 1 to Time Charter Party for Stena Victory
10.3.15(1)	Time Charter Party for Stena Vision
10.3.16(2)	Amendment No. 1 to Time Charter Party for Stena Vision
10.4.1(1)	Ship Management Agreement for Stena Companion
10.4.2(2)	Amendment No. 1 to Ship Management Agreement for Stena Companion
10.4.3(6)	Amendment No. 2 to Ship Management Agreement for Stena Companion
10.4.4(1)	Ship Management Agreement for Stena Compatriot
10.4.5(2)	Amendment No. 1 to Ship Management Agreement for Stena Compatriot
10.4.6(6)	Amendment No. 2 to Ship Management Agreement for Stena Compatriot
10.4.7(1)	Ship Management Agreement for Stena Concord
10.4.8(2)	Amendment No. 1 to Ship Management Agreement for Stena Concord
10.4.9(6)	Amendment No. 2 to Ship Management Agreement for Stena Concord
10.4.10(1)	Ship Management Agreement for Stena Consul
10.4.11(2)	Amendment No. 1 to Ship Management Agreement for Stena Consul
10.4.12(6)	Amendment No. 2 to Ship Management Agreement for Stena Consul
10.4.13(1)	Ship Management Agreement for Stena Victory

Exhibit
Number	Description of Exhibit

10.4.14(2)	Amendment No. 1 to Ship Management Agreement for Stena Victory
10.4.15(6)	Amendment No. 2 to Ship Management Agreement for Stena Victory
10.4.16(1)	Ship Management Agreement for Stena Vision
10.4.17(2)	Amendment No. 1 to Ship Management Agreement for Stena Vision
10.4.18(6)	Amendment No. 2 to Ship Management Agreement for Stena Vision
10.4.19(6)	Ship Management Agreement for Stena Concept
10.4.20(6)	Ship Management Agreement for Stena Contest
10.5.1(1)	Stena Guaranty of Time Charter for Stena Companion
10.5.2(1)	Stena Guaranty of Time Charter for Stena Compatriot
10.5.3(1)	Stena Guaranty of Time Charter for Stena Concord
10.5.4(1)	Stena Guaranty of Time Charter for Stena Consul
10.5.5(6)	Stena Guaranty of Time Charter for Stena Concept
10.5.6(6)	Stena Guaranty of Time Charter for Stena Contest
10.5.7(1)	Concordia Guaranty of Time Charter for Stena Victory
10.5.8(1)	Concordia Guaranty of Time Charter for Stena Vision
10.6.1(1)	Stena Standby Charter Agreement for Stena Victory
10.6.2(1)	Stena Standby Charter Agreement for Stena Vision
10.7.1(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Companion
10.7.2(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Compatriot
10.7.3(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concord
10.7.4(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Consul
10.7.5(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Victory
10.7.6(1)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Vision
10.7.8(6)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Concept
10.7.9(6)	Stena Guaranty of Off-Hire and Replacement of Ship Manager for Stena Contest
10.8.1(1)	Arlington Guaranty of Time Charter for Stena Companion
10.8.2(1)	Arlington Guaranty of Time Charter for Stena Compatriot
10.8.3(1)	Arlington Guaranty of Time Charter for Stena Concord
10.8.4(1)	Arlington Guaranty of Time Charter for Stena Consul
10.8.5(1)	Arlington Guaranty of Time Charter for Stena Victory
10.8.6(1)	Arlington Guaranty of Time Charter for Stena Vision
10.8.7(6)	Arlington Guaranty of Time Charter for Stena Concept
10.8.8(6)	Arlington Guaranty of Time Charter for Stena Contest
10.9.1(1)	Arlington Guaranty of Ship Management Agreement for Stena Companion
10.9.2(1)	Arlington Guaranty of Ship Management Agreement for Stena Compatriot
10.9.3(1)	Arlington Guaranty of Ship Management Agreement for Stena Concord
10.9.4(1)	Arlington Guaranty of Ship Management Agreement for Stena Consul
10.9.5(1)	Arlington Guaranty of Ship Management Agreement for Stena Victory
10.9.6(1)	Arlington Guaranty of Ship Management Agreement for Stena Vision
10.9.7(6)	Arlington Guaranty of Ship Management Agreement for Stena Concept
10.9.8(6)	Arlington Guaranty of Ship Management Agreement for Stena Contest
10.10.1(5)	Loan Agreement, dated 12 December 2005, between Arlington Tankers Ltd. and The Royal Bank of Scotland plc.
10.11(3)	Letter Agreement, dated July 1, 2005, between Arlington Tankers Ltd. and Tara Railton

Exhibit
Number	Description of Exhibit

10.12*(4)	Change in Control Agreement between Arlington Tankers Ltd. and Edward Terino, dated October 24, 2005
10.13*(7)	Arlington Tankers Ltd. 2007 Bonus Plan
12.1(9)	Statement re: Computation of Ratio of Earnings to Fixed Charges.
14.1(8)	Code of Ethics
21.1(9)	Subsidiaries
23.1(9)	Consent of Moore Stephens P.C. (Independent Registered Public Accounting Firm).
23.2(9)	Consent of KPMG LLP (Independent Registered Public Accounting Firm).
31.1(9)	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of President, Chief Executive Officer, and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1(9)	Certification of President, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

(1)	Incorporated herein by reference from the Registrant’s Registration Statement on Form F-1, filed on October 21, 2004 (File No. 333-119869).

(2)	Incorporated herein by reference from the Registrant’s Annual Report on Form 20-F, filed on June 6, 2005 (File No. 001-32343).

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on July 8, 2005 (File No. 001-32343).

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on October 27, 2005 (File No. 001-32343).

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on December 16, 2005 (File No. 001-32343).

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on January 11, 2006 (File No. 001-32343).

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on April 26, 2007 and Registrant’s Current Report on Form 8-K, filed on August 22, 2007 (File No. 001-32343).

(8)	Incorporated herein by reference from the Registrant’s Annual Report on Form 10-K, filed on March 16, 2007 (File No. 001-32343).

(9)	Exhibit filed with original Form 10-K filed with the SEC on March 14, 2008 (File No. 001-32343).

*	Management contracts and compensatory plan or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.