Form 10-Q/A
period 2008-03-31
Arlington Tankers Ltd.
filed 2008-10-10
CIK 1305507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

PART II:	OTHER INFORMATION	17

ITEM 6.	Exhibits	17

SIGNATURES		18
EXHIBIT INDEX
Ex-31.2 Section 302 Certification of CEO & CFO

EXPLANATORY NOTE
     The Registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as originally filed with the SEC on May 9, 2008, for the purpose of revising Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in response to a comment letter from the SEC. This Amendment No. 1 does not reflect the restatement of any previously reported financial statements or, except as noted above, change any other disclosures.
     This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended March 31, 2008 and the Registrant has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Registrant’s filings made with the SEC subsequent to the filing of the original Form 10-Q on May 9, 2008.

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

Item 6. Exhibits.
     (A) Exhibits:

Exhibit
Number	Description of Exhibit

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

* Exhibit filed with original Form 10-Q filed with the SEC on May 9, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARLINGTON TANKERS LTD.
By:	/s/ EDWARD TERINO
	Name:	Edward Terino
	Title:	Chief Executive Officer, Chief Financial Officer and President

Date: October 10, 2008

Exhibit
Number	Description of Exhibit

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges*

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

* Exhibit filed with original Form 10-Q filed with the SEC on May 9, 2008.