Form 10-Q
period 2008-09-30
Arlington Tankers Ltd.
filed 2008-11-10
CIK 1305507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes☐   No ☑
THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF NOVEMBER 7, 2008: Common Stock, par value $0.01 per share: 15,500,000 shares

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
INDEX

Item 1. Financial Statements
     The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The Company’s condensed consolidated financial statements are expressed in U.S. dollars. In this report, references to “dollars,” “U.S. $” or “$” are to United States dollars.
ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

	Sept. 30,	December 31,
	2008	2007

	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,268	$6,274
Short-term investments	—	12,500
Prepaid expenses and accrued income	92	184
Other receivables	1,167	304

Total current assets	16,527	19,262
NONCURRENT ASSETS:
Vessels, net	317,829	329,330
Deferred debt issuance costs, net	539	717

TOTAL ASSETS	$334,895	$349,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses	$2,804	$451
Unearned charter revenue	3,409	5,693

Total current liabilities	6,213	6,144
NONCURRENT LIABILITIES:
Interest rate swap at fair value	7,552	7,453
Long-term debt	229,500	229,500

TOTAL LIABILITIES	243,265	243,097
SHAREHOLDERS’ EQUITY:
Founder shares, $1.00 par value per share, 12,000 authorized, none issued or outstanding	—	—
Preference shares, $0.01 par value per share, 4,000,000 authorized, none issued or outstanding	—	—
Common stock, $0.01 par value per share, 60,000,000 authorized, 15,500,000 shares issued and outstanding	155	155
Additional paid-in capital	91,475	106,734
Accumulated deficit	—	(677)

TOTAL SHAREHOLDERS’ EQUITY	91,630	106,212

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$334,895	$349,309

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS		FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2008	2007	2008	2007
OPERATING REVENUES:
Charter revenues	$17,851	$17,512	$52,847	$52,630
OPERATING EXPENSES:
Vessel operating expenses, other	5,138	4,937	15,568	14,901
Depreciation	3,891	3,861	11,501	11,456
Administrative expenses	2,748	564	4,205	1,707

TOTAL OPERATING EXPENSES	11,777	9,362	31,274	28,064

OPERATING INCOME	6,074	8,150	21,573	24,566
OTHER INCOME (EXPENSE):
Interest income	68	216	266	645
Interest (expense), other	(3,452)	(3,452)	(10,282)	(10,244)
Unrealized (loss) on interest rate swap	(269)	(4,955)	(99)	(2,624)

OTHER INCOME (EXPENSE), NET	(3,653)	(8,191)	(10,115)	(12,223)

NET INCOME (LOSS)	$2,421	$(41)	$11,458	$12,343

Earnings (loss) per common share, basic and diluted	$0.16	$(0.00)	$0.74	$0.80

Weighted average shares outstanding, basic and diluted	15,500,000	15,500,000	15,500,000	15,500,000
See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balance as of January 1, 2008	$155	$106,734	$(677)	$106,212
Net income	—	—	11,458	11,458
Cash dividends paid	—	(15,259)	(10,781)	(26,040)

Balance at September 30, 2008 (unaudited)	$155	$91,475	$—	$91,630

See notes to condensed consolidated financial statements.

ARLINGTON TANKERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	FOR THE NINE MONTHS
	ENDED SEPTEMBER 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$11,458	$12,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,501	11,456
Unrealized loss on interest rate swap	99	2,624
Amortization of debt issuance costs	178	178
CHANGE IN OPERATING ASSETS AND LIABILITIES:
Other receivables	(863)	(216)
Prepaid expenses and accrued income	92	546
Accrued expenses and other current liabilities	2,353	90
Unearned charter revenue	(2,284)	—

Net cash provided by operating activities	22,534	27,021

INVESTING ACTIVITIES:
Sale of short-term investments	12,500	31,400
Purchase of short-term investments	—	(30,900)

Net cash provided by investing activities	12,500	500

FINANCING ACTIVITIES:
Dividend payments from retained earnings	(10,781)	(17,258)
Dividend payments from paid in capital	(15,259)	(9,712)

Net cash used by financing activities	(26,040)	(26,970)

Net increase in cash	8,994	551
Cash and cash equivalents, beginning of period	6,274	3,210

Cash and cash equivalents, end of period	$15,268	$3,761

Supplemental Cash Flow Information — Cash paid for interest	$10,282	$10,244
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
     On August 5, 2008, the Company entered into a definitive Agreement and Plan of Merger and Amalgamation (the “Merger Agreement”) with General Maritime Corporation (“General Maritime”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Galileo Merger Corporation, a wholly-owned subsidiary of Galileo Holding Corporation ( “New Parent”), a newly-formed subsidiary of the Company and General Maritime, will merge with and into General Maritime, with General Maritime continuing as the surviving corporation of such merger (the “Merger”), and the Company will amalgamate with Archer Amalgamation Limited, a wholly owned subsidiary of New Parent, with the resulting amalgamated company continuing as the surviving entity (the “Amalgamation”). As a result of the Merger and the Amalgamation: (i) the Company and General Maritime will each become a wholly-owned subsidiary of New Parent, which will be renamed “General Maritime Corporation”; and (ii) the Company’s shareholders will receive 1 share in New Parent for each Company share held, and General Maritime’s shareholders will receive 1.34 shares in New Parent for each General Maritime share held. Upon consummation of the transactions contemplated by the Merger Agreement, including the Merger and the Amalgamation, shareholders of the Company will hold approximately 27% of the outstanding common stock of New Parent and shareholders of General Maritime will hold approximately 73% of the outstanding common stock of New Parent. The Merger Agreement is subject to approval by the respective shareholders of the Company and General Maritime, and other customary closing conditions. The Company has entered into an agreement with the Royal Bank of Scotland pursuant to which certain provisions of the Company’s term loan agreement will be amended if the transaction closes. See Note 8. Although the transaction is expected to be completed by the end of the fourth quarter of 2008, there can be no assurance that the transaction will be completed during such timeframe, or at all.
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

Period	Basic Hire	Base Operating Costs	Operating Margin
Nov. 11, 2007 — Nov. 10, 2008	$36,882	$8,682	$28,200
Nov. 11, 2008 — Nov. 10, 2009	37,316	9,116	28,200
Nov. 11, 2009 — Nov. 10, 2010	37,772	9,572	28,200
(Option Year 1)(1)
Nov. 11, 2010 — Nov. 10, 2011	38,251	10,051	28,200
(Option Year 2)
Nov. 11, 2011 — Nov. 10, 2012	38,753	10,553	28,200
(Option Year 3)

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any such option.

     The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for two of the Company’s vessels, the Stena Companion and the Stena Concord, with initial charter expiration dates in 2008.

	Stena Companion			Stena Concord
		Base			Base
		Operating	Operating		Operating	Operating
Period	Basic Hire	Costs	Margin	Basic Hire	Costs	Margin
Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009	18,639	6,989	11,650	16,642	6,442	10,200
(Option Year 1)(1)
Nov. 11, 2009 — Nov. 10, 2010	18,989	7,339	11,650	16,964	6,764	10,200
(Option Year 2)
Nov. 11, 2010 — Nov. 10, 2011	19,356	7,706	11,650	17,303	7,103	10,200
(Option Year 3)

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. In May 2008, the Charterer exercised the first of these one-year options for both vessels. There can be no assurance that the Charterer will exercise any additional options.
     The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for two of the Company’s vessels, the Stena Compatriot and the Stena Consul, with initial charter expiration dates in 2010.

	Stena Compatriot			Stena Consul
		Base			Base
		Operating	Operating		Operating	Operating
Period	Basic Hire	Costs	Margin	Basic Hire	Costs	Margin
Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011	19,356	7,706	11,650	17,303	7,103	10,200
(Option Year 1)(1)
Nov. 11, 2011 — Nov. 10, 2012	19,741	8,091	11,650	17,658	7,458	10,200
(Option Year 2)
Nov. 11, 2012 — Nov. 10, 2013	20,145	8,495	11,650	18,031	7,831	10,200
(Option Year 3)

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any such option.

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
     At the time the Company acquired its two V-MAX Vessels, these Vessels were sub-chartered by Concordia to Sun International. The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007. The sub-charter with Sun International relating to the Stena Vision expired on September 11, 2008.

     The sub-charter rate that Concordia received from Sun International with respect to the Stena Victory and the Stena Vision was greater than the Basic Hire rate that the Company received from Concordia. Therefore, the Company earned Additional Hire revenue while the Stena Victory and the Stena Vision were sub-chartered to Sun International. The amount of this Additional Hire was equal to the difference between the amount paid by Sun International under its sub-charters with Concordia and the Basic Hire rate in effect, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of the charterhire received by the Charterer and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of the charterhire received by the Charterer.
     Immediately following the expiration of the sub-charter of the Stena Victory with Sun International, on October 20, 2007, the Vessel commenced operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping, S.A. (“Eiger Shipping”), an affiliate of the shipping branch of LukOil commonly known as Litasco. In addition, immediately following the expiration of the sub-charter of the Stena Vision with Sun International on September 11, 2008, the Vessel commenced operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping. The sub-charter rate that Eiger Shipping is obligated to pay to Concordia is greater than the Basic Hire rate that the Company will receive from Concordia. Therefore, the Company expects to earn Additional Hire revenue while the V-MAX vessels are under the Eiger Shipping sub-charters in addition to the guaranteed Basic Hire. The Additional Hire revenue will not be exposed to fluctuations in spot market rates. Additional Hire for the V-MAX tankers under the Eiger Shipping sub-charters will be based on the time charter hire received by Concordia under the sub-charters. Additional Hire revenues under the Eiger Shipping sub-charters are not guaranteed, meaning that the Company will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, the Company will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Eiger Shipping sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, the Company expects the V-MAX tankers to generate Additional Hire revenues of approximately $350,000 per Vessel per quarter in addition to the guaranteed Basic Hire levels, while the Vessels are sub-chartered to Eiger Shipping.
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
     Northern Marine is also obligated under the ship management agreements to maintain insurance for each of the Company’s Vessels, including marine hull and machinery insurance, protection and indemnity insurance (including pollution risks and crew insurances), war risk insurance and off-hire insurance. Under the ship management agreements, the Company pays Northern Marine a fixed fee per day per Vessel for all of the above services, which increases 5% per year, for so long as the relevant charter is in place. Under the ship management agreements, Northern Marine has agreed to indemnify the Company for the loss of the Basic Hire for each of the Vessels in the event, for circumstances specified under the charters, the Vessel is off-hire or receiving reduced hire for more than five days during any twelve-month period, or six days during a leap year, net of amounts received by us from off-hire insurance. Stena has agreed to guarantee this indemnification by Northern Marine. Both the Company and Northern Marine have the right to terminate any of the ship management agreements if the relevant charter has been terminated.
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
2. ACCOUNTING POLICIES
Basis of accounting and presentation
     The unaudited condensed consolidated interim financial statements are prepared in accordance with accounting principles generally accepted in the United States and the Securities and Exchange Commission’s instructions to Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods ended September 30, 2008, are not necessarily indicative of the results for the entire year ending December 31, 2008. The condensed consolidated financial statements include the assets and liabilities, results of operations and cash flows of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Cash and cash equivalents and short-term investments
     The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents. The Company considers all demand and time deposits and all highly liquid investments with an original maturity of greater than three months as of the date of purchase to be short-term investments. Cash and cash equivalents of $15.3 million as of September 30, 2008 are pledged as described in Note 8 and are held at a single financial institution with a Standard & Poor’s rating of A-1+. The carrying value of cash and cash equivalents approximates its fair value. The Company had no short-term investments as of September 30, 2008.
Drydocking provisions
     In addition to vessel acquisition, other major expenditures include the monthly funding of the Company’s maintenance program of regularly scheduled intermediate surveys or special surveys necessary to preserve the quality of the Company’s Vessels as well as to comply with international shipping standards and environmental laws and regulations. Management anticipates that the Vessels will undergo intermediate surveys 2.5 years after special surveys and that the Vessels will undergo special surveys every five years. In the three months ended September 30, 2008, no vessels completed an intermediate survey or a special survey. Under the terms of the Company’s ship management agreements with Northern Marine, the cost of these intermediate and special surveys is covered by a portion of the vessel management fees that the Company pays to Northern Marine. During the duration of these intermediate and special surveys, the Company will not have the opportunity to earn Additional Hire revenues from profit-sharing arrangements.
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
3. RECENTLY ISSUED ACCOUNTING STANDARDS
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (FSPs) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS 157 for which the effective date was deferred under FSP No. 157-2 are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to items such as long-lived asset groups measured at fair value for an impairment assessment. The effects of the remaining aspects of SFAS 157 are to be applied by the Company to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on its consolidated results of operations or financial condition. In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 and determined that the impact was not material on estimated fair values as of September 30, 2008. See Note 10 for disclosures required by this new pronouncement.
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
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This standard is not expected to have a material impact on the Company’s future consolidated financial statements. Additionally, because SFAS 161 applies only to financial statement disclosures, it will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS 162 to have a material impact on the Company’s consolidated financial statements.
4. CHARTER REVENUES
     The future revenues that the Company expects to receive under the time charters in effect as of September 30, 2008, are $295.8 million. This estimate represents the Basic Hire under the time charters in effect between the Company and Stena and Concordia that expire in November 2008 with respect to two of the Company’s Vessels, in 2009 with respect to four of the Company’s Vessels and in 2010 with respect to two of the Company’s Vessels. This estimate also includes future revenues that the Company may receive if the Charterers exercise all of their options to extend the charters and forecasted Additional Hire revenue related to Concordia’s sub-charters of the two V-MAX vessels to Sun International and Eiger Shipping. As discussed further in Note 1, the sub-charter relating to the Stena Victory expired on October 20, 2007 and the sub-charter relating to the Stena Vision expired on September 11, 2008. Immediately following the expiration of the respective Sun International sub-charters of the Stena Victory and the Stena Vision, each Vessel commenced operating under a new two-year sub-charter agreement with Eiger Shipping. During the term of these new sub-charters, the Company will continue to earn guaranteed Basic Hire from Concordia and will also earn Additional Hire under the profit sharing provisions of the Charters. The table below assumes that Additional Hire of approximately $350,000 per Vessel per quarter is paid on the V-MAX Vessels throughout the term of the Eiger Shipping sub-charters, and assumes that the V-MAX Vessels operate for 90 days per quarter.

Minimum Future
Year	Charter Revenue
(In thousands of $)
2008	17,756
2009	68,818
2010	68,062
2011	67,401
2012	53,764
Thereafter	19,954
5. OTHER RECEIVABLES

	September 30,	December 31,
	2008	2007
	(In thousands of $)
Additional hire revenue due from Stena and Concordia	$1,167	$304

	$1,167	$304

     As of September 30, 2008 and December 31, 2007 other receivables represent amounts due under the Additional Hire profit share arrangement. These amounts are calculated quarterly in arrears.

6. VESSELS, NET

	September 30,	December 31,
	2008	2007
	(In thousands of $)
Vessels
Cost	$402,426	$402,426
Accumulated depreciation	(84,597)	(73,096)

Net book value at end of period	317,829	329,330
Spare parts	—	—

Vessels, net	$317,829	$329,330

     There have been no drydocking costs capitalized through September 30, 2008.
7. DEFERRED DEBT ISSUANCE COST
     Deferred debt issuance cost represents debt arrangement fees that are capitalized and amortized on a straight-line basis to interest expense over the term of the relevant debt. Amortization is included in other interest expense. As of September 30, 2008 and December 31, 2007 the balance relates entirely to the Company’s $229.5 million secured credit facility with The Royal Bank of Scotland. Deferred debt issuance cost is comprised of the following amounts.

	September 30,	December 31,
	2008	2007
	(In thousands of $)
Debt arrangement fees	$1,200	$1,200
Accumulated amortization	(661)	(483)

Deferred debt issuance cost	$539	$717

8. DEBT

	September 30,	December 31,
	2008	2007
	(In thousands of $)
Secured credit facility	$229,500	$229,500

Total debt	$229,500	$229,500

     As of September 30, 2008 and December 31, 2007, the Company had $229.5 million in debt outstanding under its facility with The Royal Bank of Scotland plc. In December 2005, the Company entered into a five-year term loan agreement with The Royal Bank of Scotland for a facility of $229.5 million. The term loan agreement is secured by first priority mortgages over each of the eight Vessels, assignment of earnings and insurances and the Company’s rights under the time charters for the Vessels and the ship management agreements, a pledge of the shares of the Company’s wholly-owned subsidiaries and a security interest in certain of the Company’s bank accounts. The term loan agreement with The Royal Bank of Scotland matures on January 5, 2011. All amounts outstanding under the term loan agreement must be repaid on that maturity date. There is no principal amortization prior to maturity. Borrowings under the term loan agreement bear interest at LIBOR plus a margin of 75 basis points. The margin would increase to 85 basis points if the Ratio falls below 2.0. The increased interest margin is equivalent to approximately $229,500 per year in increased interest costs in the event the Ratio falls below 2.0. In connection with the term loan agreement, the Company has entered into an interest rate swap agreement with The Royal Bank of Scotland. As a result of this swap, the Company has effectively fixed the interest rate on the term loan agreement at 5.7325%, or 5.8325% if the ratio falls below 2.0.
     The term loan agreement provides that if at any time the aggregate fair value of the Company’s Vessels that secure the obligations under the loan agreement is less than 125% of the loan amount, the Company must either provide additional security or prepay a portion of the loan to reinstate such percentage. The term loan agreement also contains financial covenants requiring that at the end of each financial quarter (1) the Company’s total assets (adjusted to give effect to the market value of the Vessels) less total liabilities is equal to or greater than 30% of such total assets and (2) the Company has positive working capital. At September 30, 2008 and December 31, 2007 the Company was in compliance with the financial covenants of the loan agreement.
     On September 25, 2008, the Company, The Royal Bank of Scotland and certain subsidiaries of the Company entered into an agreement (the “Agreement”) under which The Royal Bank of Scotland consented to the proposed transactions contemplated by the Merger Agreement. In accordance with the terms of the Merger Agreement, General Maritime has consented to the modification of the Loan Agreement on the terms set forth in the Agreement. The Agreement provides The Royal Bank of Scotland’s consent to the transactions contemplated by the Merger Agreement, subject to the terms and conditions set forth in the Agreement. In particular, pursuant to the terms of the Agreement, among other things, the Margin (as defined in the term loan agreement) is increased to 1.25% and the Company is required to pay a one percent prepayment fee if the secured credit facility is prepaid within two years of the Company’s acceptance of the Agreement. The foregoing provisions of the Agreement will become effective only upon the closing of the transactions contemplated by the Merger Agreement. Except as specifically set forth in the Agreement, the provisions in the term loan agreement remain unchanged and the loan agreement remains in full force and effect.
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
          As of September 30, 2008 and December 31, 2007 the Company had not designated any derivatives as part of a hedge transaction.
          In December 2005, the Company entered into a $229.5 million secured credit facility with The Royal Bank of Scotland. In conjunction with the credit facility, the Company entered into an interest rate swap to change the characteristics of the interest payments on its secured debt facility from LIBOR to a fixed rate of 5.7325%, or 5.8325% if the Ratio falls below 2.0. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS 133, accordingly changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at September 30, 2008 was a liability of $7.6 million. The fair value of the swap at December 31, 2007 was a liability of $7.5 million. Accordingly, the Company recorded a non-cash decrease in the fair value of the interest rate swap of $99,000 in current earnings as an unrealized loss for the nine months ended September 30, 2008 and the Company recorded a non-cash decrease in the fair value of the interest swap of $269,000 in current earnings as an unrealized loss the three months ended September 30, 2008. The fair market value of the Company’s interest rate swap will generally fluctuate based on the implied forward interest rate curve for the 3-month LIBOR. If the implied forward interest rate curve decreases, the fair market value of the interest rate swap will decrease which will result in an unrealized loss in current earnings. If the implied forward interest rate curve increases, the fair market value of the interest rate swap will increase and result in an unrealized gain in current earnings. In either case, changes in the unrealized gain or loss as a result of fluctuations in the fair value of the interest rate swap did not impact the Company’s cash dividend payments.
     The base floating rate of three-month LIBOR plus margin of 75 basis points for the quarters ended September 30, 2008 and 2007 were 2.8% and 5.36%, respectively. For the nine months ended September 30, 2008 the Company had approximately $2.7 million of reclassifications to increase interest expense. For the nine months ended September 30, 2007 the Company had approximately $653,000 of reclassifications to decrease interest expense. These reclassifications did not impact the Company’s obligations under its credit facility. These amounts represent the net payments made under the swap agreement that represent interest costs paid in excess of the variable interest incurred or interest benefit realized under the interest rate swap agreement. The following table summarizes interest expense incurred under the Company’s credit facility and interest rate swap agreement for the nine months ended September 30, 2008 and September 30, 2007, exclusive of amortized deferred debt issuance costs and other interest costs:

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
	(In thousands of $)
Interest related to floating rate debt facility	$7,319	$10,630
Interest cost (benefit) related to swap agreement	2,694	(653)

Total interest incurred under debt facility and interest rate swap	$10,013	$9,977

     Except for the interest rate swap, the Company had no other outstanding derivative instruments as of September 30, 2008 and December 31, 2007.

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
     The Company considers interest rate swaps as level 2 measurements. For level 2 derivatives, Arlington uses inputs other than quoted prices that are observable for the asset or liability. The level 2 derivative positions are valued using standard calculations/models that use as their basis readily observable market parameters. The resulting valuations are validated through a counterparty and third party quotes on a quarterly basis. As discussed in Note 9, the fair value of the swap at September 30, 2008 was a liability of $7.6 million.
11. SHARE CAPITAL
     As of September 30, 2008 and December 31, 2007, the Company’s authorized share capital is comprised of 12,000 founder shares, par value $1.00 per share, which have been authorized but not issued, 60,000,000 common shares, par value $0.01 per share, and 4,000,000 preference shares, par value $0.01 per share. In June 2008, in connection with the Rights Agreement described below, the Company designated 60,000 of such preference shares as “Series A Junior Participating Preference Shares.”
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
     Prior to the execution of the Merger Agreement, the Company entered into an amendment to the Rights Agreement. Such amendment, among other things, renders the Rights Agreement inapplicable to the Amalgamation and the Merger.
     As of September 30, 2008 and December 31, 2007, the Company had 15,500,000 common shares issued, outstanding and fully paid. There were no founder or preference shares issued and outstanding.
12. COMMITMENTS AND CONTINGENCIES

	September 30, 2008	December 31, 2007
	(In thousands of $)
Ship mortgages	$229,500	$229,500
     As of September 30, 2008 and December 31, 2007, ship mortgages represent first mortgages on the eight Vessels as collateral for amounts outstanding under the secured credit facility with a maturity date of January 11, 2011.
     The minimum future Vessel operating expenses to be paid by the Company under the ship management agreements in effect as of September 30, 2008 that will expire in 2008, 2009, and 2010, and which increase 5% per year on November 9th, and assuming that the charter options will be exercised through 2011, 2012, and 2013 is $97.6 million. Below is a summary by year of the minimum future Vessel operating expenses:

Year	Minimum Future Vessel Operating Expenses
(In thousands of $)
2008	5,189
2009	21,275
2010	22,339
2011	22,792
2012	17,972
Thereafter	8,024
     The Company has guaranteed the obligations of each of the Vessel Subsidiaries under the charters and ship management agreements described in Note 1.
     The Company has entered into a registration rights agreement with subsidiaries of Stena and Concordia and the companies owned by Stena and Fram pursuant to which the Company has agreed to register the shares owned by such companies for sale to the public. The Company’s expenses under this agreement are limited to the first $0.5 million and 50% of the expenses thereafter. As of September 30, 2008 no such expenses had been incurred.
          Effective July 12, 2005, the Company adopted a tax-qualified employee savings plan (the “Savings Plan”). Pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, eligible employees of the Company are able to make deferral contributions, subject to limitations under applicable law. Participants’ accounts are self-directed and the Company bears all costs associated with administering the Savings Plan. The Company matches 100% eligible compensation deferred by employees. All of the Company’s employees are eligible to participate in the Savings Plan. The Company has elected to operate the Savings Plan under applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all eligible employees and all matches contributed by the Company immediately vest 100%. For the nine months ended September 30, 2008 the Company’s matching contribution was $32,300.
13. RELATED PARTY TRANSACTIONS
     As described in Note 1, the Company was formed for the purpose of acquiring the six Initial Vessels from subsidiaries of Stena, Concordia and companies owned jointly by Stena and Fram. The acquisition was completed in November 2004. In January 2006 the Company acquired the two Additional Vessels from Stena. Prior to their acquisitions, the Vessels were traded in the spot market. The Company has entered into time charters for the eight Vessels with subsidiaries of Stena and Concordia that expire in 2008 with respect to two of the Vessels, in 2009 with respect to four of the Vessels and in 2010 with respect to two of the Vessels. The revenue received from Stena and Concordia for the nine months ended September 30, 2008 under these contracts was $52.8 million.
     The Company has also entered into ship management arrangements with a subsidiary of Stena that expire in 2008, 2009, and 2010. The amounts charged by this Stena subsidiary under these agreements for the nine months ended September 30, 2008 was $15.6 million.
14. SUBSEQUENT EVENTS
     On October 21, 2008, the Company declared a cash dividend of $8,835,000, or $0.57 per share, and paid that dividend on November 4, 2008 to shareholders of record as of October 31, 2008.

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
PENDING MERGER WITH GENERAL MARITIME
     On August 5, 2008, we entered into a definitive Agreement and Plan of Merger and Amalgamation (the “Merger Agreement”) with General Maritime Corporation (“General Maritime”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Galileo Merger Corporation, a wholly-owned subsidiary of Galileo Holding Corporation (which we refer to as “New Parent”), a newly-formed subsidiary of us and General Maritime, will merge with and into General Maritime, with General Maritime continuing as the surviving corporation of such merger, and we will amalgamate with Archer Amalgamation Limited, a wholly owned subsidiary of New Parent, with the resulting amalgamated company continuing as the surviving entity. As a result of such merger and amalgamation: (i) we and General Maritime will each become a wholly-owned subsidiary of New Parent, which will be renamed “General Maritime Corporation”; and (ii) our shareholders will receive 1 share in New Parent for each of our common shares held, and General Maritime’s shareholders will receive 1.34 shares in New Parent for each General Maritime share held. Upon consummation of the transactions contemplated by the Merger Agreement, including the merger and the amalgamation, our shareholders will hold approximately 27% of the outstanding common stock of New Parent and shareholders of General Maritime will hold approximately 73% of the outstanding common stock of New Parent. The Merger Agreement is subject to approval by our shareholders and by General Maritime’s shareholders, and other customary closing conditions. We have entered into an agreement with the Royal Bank of Scotland pursuant to which certain provisions of our term loan agreement will be amended if the transaction closes. See “—Liquidity and Capital Resources.” Although the transaction is expected to be completed by the end of the fourth quarter of 2008, there can be no assurance that the transaction will be completed in a timely manner, or at all.
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

		Base
	Basic	Operating	Operating
Period	Hire	Costs	Margin
Nov. 11, 2007 — Nov. 10, 2008	$36,882	$8,682	$28,200
Nov. 11, 2008 — Nov. 10, 2009	37,316	9,116	28,200
Nov. 11, 2009 — Nov. 10, 2010 (Option Year 1)(1)	37,772	9,572	28,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 2)	38,251	10,051	28,200
Nov. 11, 2011 — Nov. 10, 2012 (Option Year 3)	38,753	10,553	28,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any such option.
          The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for two of our vessels, the Stena Companion and the Stena Concord, with initial charter expiration dates in 2008.

	Stena Companion			Stena Concord
		Base			Base
	Basic	Operating	Operating	Basic	Operating	Operating
Period	Hire	Costs	Margin	Hire	Costs	Margin
Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009 (Option Year 1)(1)	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010 (Option Year 2)	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 3)	19,356	7,706	11,650	17,303	7,103	10,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. In May 2008, the Charterer exercised the first of these one-year options for both vessels. There can be no assurance that the Charterer will exercise any additional options.

          The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for two of our vessels, the Stena Compatriot and the Stena Consul, with initial charter expiration dates in 2010.

	Stena Compatriot			Stena Consul
		Base			Base
	Basic	Operating	Operating	Basic	Operating	Operating
Period	Hire	Costs	Margin	Hire	Costs	Margin
Nov. 11, 2007 — Nov. 10, 2008	$18,306	$6,656	$11,650	$16,335	$6,135	$10,200
Nov. 11, 2008 — Nov. 10, 2009	18,639	6,989	11,650	16,642	6,442	10,200
Nov. 11, 2009 — Nov. 10, 2010	18,989	7,339	11,650	16,964	6,764	10,200
Nov. 11, 2010 — Nov. 10, 2011 (Option Year 1)(1)	19,356	7,706	11,650	17,303	7,103	10,200
Nov. 11, 2011 — Nov. 10, 2012 (Option Year 2)	19,741	8,091	11,650	17,658	7,458	10,200
Nov. 11, 2012 — Nov. 10, 2013 (Option Year 3)	20,145	8,495	11,650	18,031	7,831	10,200

(1)	The Charterer has the option to extend these Charters on a vessel-by-vessel basis for 3 additional 1 year terms. There can be no assurance that the Charterer will exercise any such option.
          The following table sets forth the daily Basic Hire, daily base operating costs and operating margin for our two Additional Vessels, the Stena Concept and the Stena Contest.

		Base
	Basic	Operating	Operating
Period	Hire	Costs	Margin
Jan. 5, 2007 — Jan 4, 2008	$20,043	$5,843	$14,200
Jan. 5, 2008 — Jan. 4, 2009	20,335	6,135	14,200
Jan. 5, 2009 — Jan. 4, 2010 (Option Period 1)(1)	17,942	6,442	11,500
Jan. 5, 2010 — Jan. 4, 2011 (Option Period 1)	18,264	6,764	11,500
Jan. 5, 2011 — July 4, 2011 (Option Period 1)	18,603	7,103	11,500
July 5, 2011 — July 4, 2012 (Option Period 2) (2)	21,158	7,458	13,700
July 5, 2012 — July 4, 2013 (Option Period 3)	21,531	7,831	13,700

(1)	In May 2008, the Charterer exercised its option to extend these Charters for an additional 30-month period expiring on July 4, 2011. As a result, we will be eligible to earn Additional Hire in addition to Basic Hire during this 30-month period.

(2)	This period is the first for which the Charterer has the option to extend these Charters as a result of exercising the option described in Footnote 1 above. We would not be eligible to earn Additional Hire over the term of any extension. There can be no assurance that the Charterer will exercise any such option.

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
     The sub-charter with Sun International relating to the Stena Victory expired on October 20, 2007. The sub-charter with Sun International relating to the Stena Vision expired on September 11, 2008.
     The sub-charter rate that Concordia received from Sun International with respect to the Stena Victory and the Stena Vision was greater than the Basic Hire rate that we received from Concordia. Therefore, we earned Additional Hire revenue while the Stena Victory and Stena Vision were sub-chartered to Sun International. The amount of this Additional Hire was equal to the difference between the amount paid by Sun International under its sub-charters with Concordia and the Basic Hire rate in effect, less ship broker commissions paid by the Charterer in an amount not to exceed 2.5% of the charterhire received by the Charterer and commercial management fees paid by the Charterer in an amount not to exceed 1.25% of the charterhire received by the Charterer.
     Immediately following the expiration of the respective Sun International sub-charter of the Stena Victory and the Stena Vision, each Vessel commenced operating under a new two-year sub-charter agreement between Concordia and Eiger Shipping S.A. (“Eiger Shipping”), an affiliate of the shipping branch of LukOil commonly know as Litasco. The sub-charter rate that Eiger Shipping is obligated to pay to Concordia is greater than the Basic Hire rate that we will receive from Concordia. Therefore, we expect to earn Additional Hire revenue while the V-MAX vessels are under the Eiger Shipping sub-charters in addition to the Basic Hire. The Additional Hire revenue will not be exposed to fluctuations in spot market rates. Additional Hire for the V-MAX tankers under the Eiger Shipping sub-charters will be based on the time charter hire received by Concordia under the sub-charters. Additional Hire revenues under the Eiger Shipping sub-charters are not guaranteed, meaning that we will earn Additional Hire only when the Vessels are in service. In the event that the V-MAX tankers are off-hire, we will not be eligible to earn Additional Hire revenue from the profit sharing provisions on the days that the Vessel is off-hire. Based on the time charter rates under the Eiger Shipping sub-charters and assuming that both V-MAX vessels operate for 90 days per quarter, we expect the V-MAX tankers to generate Additional Hire revenues of approximately $350,000 per Vessel per quarter in addition to the Basic Hire levels, while the Vessels are sub-chartered to Eiger Shipping.

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
     The Company is not providing dividend guidance for the remainder of 2008 and beyond because future dividends will be the responsibility of the combined company in the pending combination with General Maritime, assuming the transaction closes before the end of 2008.
     In January 2008, we declared a dividend of $0.56 per share, and paid that dividend on February 12, 2008 to shareholders of record as of February 8, 2008. The January 2008 dividend was based on our operating results for the fourth quarter ended December 31, 2007. In that period, we earned Additional Hire of $900,000, including Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $300,000 on our two Product tankers and our two Panamax tankers that are currently eligible to earn Additional Hire. In April 2008, we declared a dividend of $0.56 per share and paid that dividend on May 6, 2008 to shareholders of record as of May 2, 2008. The April 2008 dividend was based on our operating results for the first quarter ended March 31, 2008. In that period, we earned Additional Hire of $800,000, including Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $200,000 on our two Product tankers and our two Panamax tankers that are currently eligible to earn Additional Hire. In July 2008, we declared a dividend of $0.56 per share and paid that dividend on August 5, 2008 to shareholders of record as of August 1, 2008. The July 2008 dividend was based on our operating results for the second quarter ended June 30, 2008. In that period, we earned Additional Hire of $900,000, including Additional Hire on our V-MAX vessels of approximately $600,000 and Additional Hire of approximately $300,000 on our two Product tankers and our two Panamax tankers that are currently eligible to earn Additional Hire. In October 2008, we declared a dividend of $0.57 per share and paid that dividend on November 4, 2008 to shareholders of record as of October 31, 2008. The October 2008 dividend was based on our operating results for the third quarter ended September 30, 2008 and the draw down of $2.2 million of cash reserves that were previously established by our Board of Directors. In that period, we earned Additional Hire of $1.2 million, including Additional Hire on our V-MAX vessels of approximately $700,000 and Additional Hire of approximately $500,000 on our two Panamax tankers.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
Total operating revenues
     Total operating revenues were $17.9 million for the three months ended September 30, 2008 compared to $17.5 million for the three months ended September 30, 2007. Revenues for the three months ended September 30, 2008 consisted of $16.7 million in Basic Hire and approximately $1.2 million in Additional Hire. During the three months ended September 30, 2008, the Charterers operated our two Panamax tankers, both of which are eligible to earn Additional Hire, on time charters at a rate of $27,000 per day. These operations resulted in payment to us of approximately $500,000 of Additional Hire. In addition, the two V-MAX tankers generated approximately $700,000 of Additional Hire during the third quarter.
     We expect that total operating revenues for 2008, including anticipated Additional Hire revenues from our V-MAX tankers in 2008, and September 2008 year-to-date Additional Hire revenues from our profit sharing arrangements for the two Product and two Panamax tankers, will be approximately $70.0 million.
     The Vessels had 7.81 days and 7 days, respectively, off-hire during the three months ended September 30, 2008 and 2007.
Total vessel operating expenses
     Total vessel operating expenses were $5.1 million for the three months ended September 30, 2008 compared to $4.9 million for the three months ended September 30, 2007. The increase in vessel operating expenses reflects the increase in the vessel management fees under the vessel management agreements with Northern Marine. We expect vessel operating expenses in 2008 to be approximately $20.3 million principally due to the annual increases in vessel management fees to Northern Marine.
Depreciation
     Depreciation was $3.9 million for the three months ended September 30, 2008 and 2007. We estimate that depreciation in 2008 will be approximately $15.6 million.
Administrative expenses
     Administrative expenses were $2.7 million for the three months ended September 30, 2008 compared to $564,000 for the three months ended September 30, 2007. The administrative expenses in the third quarter of 2008 were higher than in the third quarter of 2007, primarily as a result of costs associated with our entering into the Merger Agreement. During the third quarter of 2008, we incurred approximately $2.3 million in administrative expenses related to our pending combination with General Maritime. We estimate that administrative expenses for 2008 will be approximately $5.4 million. This estimate includes $3.2 million of advisory and legal fees related to the pending General Maritime combination.
Net Other Expense
     Net other expense represents interest expense, net of interest income and other financial items. Net other expense was $3.7 million for the three months ended September 30, 2008, compared to $8.2 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, net other expense includes $3.4 million in interest expense related to our credit facility with The Royal Bank of Scotland, which matures in January 2011 and an unrealized loss of $269,000 on our interest rate swap, offset by $68,000 of interest income. Net other expense of $8.2 million for the three months ended September 30, 2007 reflects interest expense of $3.4 million on our credit facility with The Royal Bank of Scotland and an unrealized loss of $5.0 million on our interest rate swap, offset by $216,000 of interest income.

     With respect to our $229.5 million term loan credit facility, by entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at 5.7325% (5.8325% if the ratio of the value of our Vessels to the amount outstanding under the loan facility falls below 2.0) for the five-year term. The interest rate swap agreement was not designated nor qualified as a cash flow hedge pursuant to SFAS No. 133. Accordingly, changes in the fair value of this swap are recorded in current earnings. The fair value of the swap at September 30, 2008 was a liability of $7.6 million. The fair value of the swap at June 30, 2008 was a liability of $7.3 million. Accordingly, we recorded a non-cash decrease in the fair value of the interest rate swap of $269,000 in current earnings as an unrealized loss in the third quarter of 2008. In the third quarter of 2007, we recorded a non-cash decrease in the fair value of the interest rate swap of $5.0 million in current earnings as an unrealized loss.
     Based upon the effectively fixed interest rate under the terms of the swap agreement, we estimate that interest expense under the $229.5 million secured credit facility with The Royal Bank of Scotland plc, which matures in January 2011, will be approximately $13.2 million per year.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
Total operating revenues
     Total operating revenues were $52.8 million for the nine months ended September 30, 2008 compared to $52.6 million for the nine months ended September 30, 2007. Revenues for the nine months ended September 30, 2008 consisted of $49.9 million in Basic Hire and $2.9 million in Additional Hire. During the nine months ended September 30, 2008, the Charterers operated our two Product tankers that are currently eligible to earn Additional Hire in the spot market. Beginning in January 2008, the Charterers operated our two Panamax tankers pursuant to time charters at a rate of $27,000 per day. This resulted in payment to us of $1.0 million of Additional Hire. In addition, the two V-MAX tankers generated $1.9 million of Additional Hire for the nine months ended September 30, 2008.
     The Vessels had 15.61 days and 7 days, respectively, off-hire during the nine months ended September 30, 2008 and 2007.
Total vessel operating expenses
     Total vessel operating expenses were $15.6 million for the nine months ended September 30, 2008 compared to $14.9 million for the nine months ended September 30, 2007. Vessel operating expenses for the nine months ended September 30, 2008 were higher than the same period in 2007 reflecting the annual increase in daily vessel management fees under our ship management agreements.
Depreciation
     Depreciation was $11.5 million for the nine months ended September 30, 2008 and 2007.
Administrative expenses
     Administrative expenses were $4.2 million for the nine months ended September 30, 2008 compared to $1.7 million for the nine months ended September 30, 2007. The $2.5 million increase in administrative expenses reflects higher costs in the first nine months of 2008 associated with our strategic alternatives analysis and our pending combination with General Maritime.
Net Other Expense
     Net other expense represents interest expense, net of interest income and other financial items. Net other expense was $10.1 million for the nine months ended September 30, 2008, compared to $12.2 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net other expense includes $10.3 million in interest expense related to our credit facility with The Royal Bank of Scotland, and an unrealized loss of $99,000 on our interest rate swap offset by $266,000 of interest income. Net other expense for the nine months ended September 30, 2007 includes $10.2 million in interest expense related to our credit facility with The Royal Bank of Scotland, plc., and an unrealized loss of $2.6 million on our interest rate swap offset by $645,000 of interest income.
     The fair value of the swap at September 30, 2008 was a liability of $7.6 million. The fair value of the swap at December 31, 2007 was a liability of $7.5 million. Accordingly, we recorded a non-cash decrease in the fair value of the interest rate swap of $99,000 in current earnings as an unrealized loss for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, we recorded a non-cash decrease in the fair value of the interest rate swap of $2.6 million in current earnings as an unrealized loss.
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
     We had outstanding long term debt of $229.5 million as of September 30, 2008 and December 31, 2007. This amount reflects outstanding borrowings under our secured credit facility, which matures in January 2011. By entering into an interest rate swap agreement, we have effectively fixed the interest rate under the facility at approximately 5.7325% per year.
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
     On September 25, 2008, we and certain of our subsidiaries entered into an Agreement with The Royal Bank of Scotland under which The Royal Bank of Scotland consented to the proposed transactions contemplated by the Merger Agreement. In accordance with the terms of the Merger Agreement, General Maritime has consented to the modification of the term loan agreement on the terms set forth in the Agreement. The Agreement provides The Royal Bank of Scotland’s consent to the transactions contemplated by the Merger Agreement, subject to the terms and conditions set forth in the Agreement. In particular, pursuant to the terms of the Agreement, among other things, the Margin (as defined in the term loan agreement) is increased to 1.25% and we are required to pay a one percent prepayment fee if the secured credit facility is prepaid within two years of our acceptance of the Agreement. The foregoing provisions of the Agreement will become effective only upon the closing of the transactions contemplated by the Merger Agreement. Except as specifically set forth in the Agreement, the provisions in the term loan agreement remain unchanged and the term loan agreement remains in full force and effect.
     As of September 30, 2008, we had cash and cash equivalents of $15.3 million. Net cash provided by operating activities for the nine months ended September 30, 2008 was $22.5 million.
     Net cash provided by investing activities for the nine months ended September 30, 2008 was 12.5 million. This amount relates to the sale of $12.5 million in marketable securities during the nine months ended September 30, 2008 with original maturities greater than 90 days. We did not purchase any marketable securities during the first nine months of 2008.
     Net cash used in financing activities for the nine months ended September 30, 2008 was $26.0 million, which consisted solely of dividend payments made in February, May, and August 2008.

     We collect our Basic Hire monthly in advance and pay our ship management fees monthly in advance. We receive Additional Hire payable quarterly in arrears. We expect charter revenues will be sufficient to cover our ship management fees, interest payments, administrative expenses and other costs and to continue to pay quarterly dividends as described above under the caption “Dividend Policy”.
     We believe that our cash flow from our Charters and our cash reserves will be sufficient to fund our interest payments under our secured credit facility and our working capital requirements until the anticipated closing of our pending combination with General Maritime. If the transaction is not completed, our longer term liquidity requirements will include repayment of the principal balance of our secured credit facility in January 2011. We would require new borrowings, issuances of equity, or funds from a combination of these sources to meet this repayment obligation.
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
     At September 30, 2008 and December 31, 2007, we had $229.5 million outstanding under our debt facility. The borrowings under our debt facility bear interest at LIBOR (reset quarterly) plus a margin of 0.75%, or 0.85% if the Ratio falls below 2.0. We have entered into an interest rate swap agreement that has effectively fixed the interest rate under the facility at approximately 5.7325% per year. Periodic cash settlements under the swap agreements occur quarterly corresponding with interest payments under the secured credit facility. The fair value of the interest rate swap agreement as of September 30, 2008 was a liability of $7.6 million. The fair value of the interest rate swap agreement as of December 31, 2007 was a liability of $7.5 million.
Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Company Specific Risk Factors
We cannot assure you that we will pay any dividends
     If our pending combination with General Maritime is completed, future dividends will be the responsibility of the combined company. If the combination is not completed, we currently intend to pay dividends on a quarterly basis in amounts determined by our Board of Directors. Our dividends have historically been substantially equal to the charterhire received by us under the Charters, less cash expenses and any cash reserves established by our Board of Directors. Such expenses consist primarily of fees under our ship management agreements, directors’ fees, salaries and benefits of our employees, payment of interest under our secured credit facility, and other administrative costs and other expenses. There can be no assurance that we will not have other cash expenses, including extraordinary expenses, which could include the costs of claims and related litigation expenses. There can be no assurance that we will not have additional expenses or liabilities, that the amounts currently anticipated for the items set forth above will not increase or that we will not have to fund any required capital expenditures for our Vessels. Other than the fees under our ship management agreements, none of our fees or expenses is fixed.
     We anticipate that, as a stand-alone company independent from General Maritime, our cash available for dividends in 2009 would decline from the cash available in 2008. In addition, we anticipate that our cash available for dividends would decline in each year after 2009. Therefore, we expect that, as a stand-alone company independent from General Maritime, our dividend level would likely remain materially below the range of dividends paid in all prior years. Furthermore, due to the expected refinancing of our term loan agreement with amortizing debt prior to 2011, as a stand-alone company independent from General Maritime, a decline in dividends of more than 40% is expected to occur in 2011.
     The amount of future dividends, if any, could also be affected by various factors, including the loss of a Vessel, the number of days a Vessel is off-hire, the timing of the commencement or expiration of any sub-charters for our Vessels, the effect of global demand for tanker capacity on Additional Hire calculations, required capital expenditures, cash reserves established by our Board of Directors, increased or unanticipated expenses, a change in our dividend policy, increased borrowings, more restrictive debt covenants, higher interest rates, principal amortization requirements or future issuances of securities, many of which are beyond our control. As a result, the amount of dividends actually paid may vary from period to period and such variations may be material.
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

     The declaration of dividends is subject to current and future debt covenants, compliance with Bermuda law and is subject at all times to the discretion of our Board of Directors. There can be no assurance that dividends will be paid in amounts anticipated or at all.
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

We are leveraged and subject to restrictions in our financing agreements that impose constraints on our operating and financing flexibility
     We have a secured credit facility under which we have borrowed $229.5 million as of September 30, 2008, to finance a portion of the cash purchase price for our Additional Vessels and refinance pre-existing debt. We are required to apply a substantial portion of our cash flow from operations to the payment of interest on borrowings under the facility. Our facility, which is secured by, among other things, mortgages on our Vessels, pledges of our time charters and assignments of earnings, insurances and requisition compensation in respect to our Vessels, requires that we comply with various operating covenants and maintain certain financial ratios including that the market value of our Vessels exceeds 125% of the total facility amount outstanding and that the market value of our Vessels exceeds 140% of our borrowings (or 125% if the loan amount at the time of such dividend all of our Vessels are on time charter for a remaining period of at least 12 months) in order for us to pay dividends. The facility also requires that Northern Marine remain as technical manager for our Vessels.
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
Our combination with General Maritime may not be completed
     In June 2008, we announced that we were engaged in a process to review and evaluate strategic alternatives to enhance shareholder value. As a result of that process, on August 5, 2008, we entered into the Merger Agreement with General Maritime. Pursuant to the Merger Agreement our business and the business of General Maritime will be combined. Upon consummation of the transactions contemplated by the Merger Agreement, our shareholders will hold approximately 27% of the outstanding common stock of the combined company and shareholders of General Maritime will hold approximately 73% of the outstanding common stock of the combined company. The Merger Agreement is subject to approval by our shareholders and by General Maritime’s shareholders, and other customary closing conditions. There can be no assurance that the transaction will be completed in a timely manner, or at all. In addition, even if the transaction is completed, there can be no assurance that it will ultimately prove to be beneficial to our shareholders.
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
     Our Vessels are operated under time charters with the Charterers. We receive a fixed minimum daily base charter rate and may receive Additional Hire under the Charters. Additional Hire is not guaranteed under our Charters. Additional Hire, if any, is paid quarterly in arrears. The amount of Additional Hire is subject to variation depending on the charterhire received by the Charterers under time charters, spot charters and on general tanker market conditions. The amount of Additional Hire that we may earn is based on a formula of notional voyages and expenses on routes that we agreed to with the Charterers. The payment of Additional Hire, if any, has no correlation to our potential future time charter equivalent earnings. If a Vessel is off-hire, that Vessel is not eligible to earn Additional Hire during the off-hire period. We cannot assure you that we will receive Additional Hire for any quarter.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.
(A) Exhibits:

Exhibit
Number	Description of Exhibit(1)

10.1	Letter agreement, dated as of August 5, 2008 and countersigned by the Company on September 25, 2008, as amended by the letters dated September 2, 2008 and September 23, 2008, by and among the Company, The Royal Bank of Scotland plc and certain subsidiaries of the Company

10.2	Executive Retention Agreement, dated as of October 17, 2008, by and between the Company and Edward Terino

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Unless otherwise noted, each exhibit is filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARLINGTON TANKERS LTD.
By:	/s/ EDWARD TERINO
	Name:	Edward Terino
	Title:	Chief Executive Officer, Chief Financial Officer and President

Date: November 10, 2008

Exhibit
Number	Description of Exhibit(1)

10.1	Letter agreement, dated as of August 5, 2008 and countersigned by the Company on September 25, 2008, as amended by the letters dated September 2, 2008 and September 23, 2008, by and among the Company, The Royal Bank of Scotland plc and certain subsidiaries of the Company

10.2	Executive Retention Agreement, dated as of October 17, 2008, by and between the Company and Edward Terino

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Unless otherwise noted, each exhibit is filed herewith.